Form 10-Q
period 2007-03-31
CLEARWIRE CORP
filed 2007-05-15
CIK 1285551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33349
CLEARWIRE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-2408571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4400 Carillon Point
Kirkland, Washington	98033
(Address of principal executive office)	(zip code)
(425) 216-7600
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Class A common stock as of May 11, 2007 was 134,796,134.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
(unaudited)

	March 31,	December 31,
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$892,440	$438,030
Short-term investments	613,120	663,644
Restricted cash	11,610	10,727
Restricted investments	51,376	69,401
Accounts receivable, net of allowance of $1,129 and $753	3,006	2,774
Notes receivable, related party	4,118	4,409
Inventory	1,350	1,398
Prepaids and other assets	24,063	19,219

Total current assets	1,601,083	1,209,602
Property, plant and equipment, net	361,157	302,798
Restricted cash	160	117
Restricted investments	—	16,269
Prepaid spectrum license fees	298,357	241,151
Spectrum licenses and other intangible assets, net	239,036	222,980
Goodwill	31,238	30,908
Investments in equity investees	13,305	14,983
Other assets	27,989	29,565

Total Assets	$2,572,325	$2,068,373

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (includes related party balances of $6,054 and $6,799)	$89,027	$108,216
Deferred rent	8,481	6,986
Deferred revenue	6,877	5,599
Due to affiliate	140	532
Current portion of long-term debt	1,250	1,250

Total current liabilities	105,775	122,583
Long-term debt, net of discount of $104,558 and $110,007	649,263	644,438
Other long-term liabilities	48,255	42,385

Total liabilities	803,293	809,406
Minority Interest	15,102	1,358
Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.0001, and additional paid-in capital, 350,000,000 shares authorized; Class A, 134,482,178 and 109,325,236 shares issued and outstanding	2,063,248	1,474,759
Class B, 28,596,685 shares issued and outstanding	234,376	234,376
Common stock and warrants payable	36	166
Deferred compensation	(802)	(116)
Accumulated other comprehensive income	8,273	6,990
Accumulated deficit	(551,201)	(458,566)

Total stockholders’ equity	1,753,930	1,257,609

Total Liabilities and Stockholders’ Equity	$2,572,325	$2,068,373

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues:
Service	$29,275	$9,541
Equipment and other (includes related party sales of $0 and $7,618)	—	13,207

Total revenues	29,275	22,748

Operating Expenses:
Cost of goods and services (exclusive of items shown separately below):
Cost of service (includes related party costs of $728 and $0)	16,735	8,722
Cost of equipment (includes related party costs of $0 and $2,390)	—	5,140
Selling, general and administrative expense	68,657	40,604
Research and development	445	2,655
Depreciation and amortization	16,185	7,433
Spectrum lease expense	13,442	3,344

Total operating expenses	115,464	67,898

Operating loss	(86,189)	(45,150)

Other (Expense) Income:
Interest income	16,590	3,062
Interest expense	(24,218)	(11,089)
Foreign currency transaction gains (losses), net	33	(6)
Other income (expense), net	2,478	(49)

Total other expense, net	(5,117)	(8,082)
Loss before income taxes, minority interest and losses from equity investees	(91,306)	(53,232)
Income tax provision	(603)	(464)

Loss before minority interest and losses from equity investees	(91,909)	(53,696)
Losses from equity investees, net	(1,618)	(1,973)
Minority interest in net loss of consolidated subsidiaries	892	390

Net loss	$(92,635)	$(55,279)

Net loss per common share, basic and diluted	$(0.64)	$(0.73)

Weighted average common shares outstanding, basic and diluted	143,739	75,746

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(in thousands)
(unaudited)

	For the three months ended March 31,
	2007	2006

Cash Flows From Operating Activities:
Net loss	$(92,635)	$(55,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	661	3
Depreciation and amortization	16,185	7,433
Amortization of prepaid license fees	2,774	938
Amortization of deferred financing costs and accretion of debt discount	7,052	1,096
Deferred income taxes	677	464
Share-based compensation	7,869	1,683
Minority interest	(892)	(390)
Losses from equity investees, net	1,618	1,973
(Gain) loss on other asset disposals	(5)	18
Gain on sale of equity investment	(2,213)	—
Changes in assets and liabilities, net of effects from acquisitions:
Prepaid spectrum license fees	(44,327)	(3,524)
Inventory	48	102
Accounts receivable	(879)	(1,602)
Prepaids and other assets	(4,988)	(1,774)
Accounts payable	2,855	(3,897)
Accrued expenses and other liabilities	(13,736)	2,089
Due to affiliate	(392)	(162)

Net cash used in operating activities	(120,328)	(50,829)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(74,370)	(29,452)
Payments for acquisitions of spectrum licenses and other	(10,400)	(4,065)
Purchases of short-term investments	(461,928)	(10,309)
Sales or maturities of short-term investments	512,415	86,571
Issuance of notes receivable, related party	—	(1,664)
Restricted cash	(926)	30
Restricted investments	34,294	(55,827)
Business acquisitions, net of cash acquired	—	(27,722)
Proceeds from sale of equity investment	2,250	—

Net cash provided by (used in) investing activities	1,335	(42,438)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock for IPO, net	557,572	—
Proceeds from issuance of common stock for option and warrant exercises	1,546	—
Proceeds from issuance of senior debt and warrants	—	360,350
Deferred financing fees	—	(16,100)
Principal payments on long-term debt	(625)	—
Contributions from minority interests	15,000	—

Net cash provided by financing activities	573,493	344,250
Effect of foreign currency exchange rates on cash and cash equivalents	(90)	535

Net increase in cash and cash equivalents	454,410	251,518
Cash and Cash Equivalents:
Beginning of period	438,030	29,188

End of period	$892,440	$280,706

Supplemental Cash Flow Disclosures:
Common stock and warrants issued for spectrum licenses	$21,379	$24,463
Common stock and warrants issued for business acquisitions	$15	$1,476
Cash paid for taxes	$32	$—
Cash paid for interest	$39,170	$15,115
Cashless option exercises	$346	$—
Fixed asset purchases in accounts payable	$1,518	$10,385
Non-cash dividends to related party	$1,063	$772
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A		Class B		Common		Accumulated			Total
	Common Stock, Warrants and		Common Stock and		stock		Other		Total	Comprehensive
	Additional Paid In Capital		Additional Paid In Capital		and warrants	Deferred	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Shares	Amount	payable	Compensation	Income (Loss)	Deficit	Equity	(Loss)
Balances at January 1, 2007	109,325	$1,474,759	28,597	$234,376	$166	$(116)	$6,990	$(458,566)	$1,257,609	$(276,731)

Net loss	—	—	—	—	—	—	—	(92,635)	(92,635)	(92,635)
Foreign currency translation adjustment	—	—	—	—	—	—	1,320	—	1,320	1,320
Unrealized loss on short-term investments	—	—	—	—	—	—	(37)	—	(37)	(37)
Common stock issued from IPO, net	24,000	557,572	—	—	—	—	—	—	557,572
Common stock issued for spectrum	233	4,200							4,200
Options and warrants exercised	864	1,546							1,546
Cashless option exercises and other stock transactions	27	(462)							(462)
Restricted stock issued	33	833				(833)			—
Warrants issued	—	17,194	—	—	(130)	—	—	—	17,064
Share-based compensation	—	7,606	—	—	—	147	—	—	7,753

Balances at March 31, 2007	134,482	$2,063,248	28,597	$234,376	$36	$(802)	$8,273	$(551,201)	$1,753,930	$(91,352)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The Business
     The consolidated financial statements include the accounts of Clearwire Corporation, a Delaware corporation, and its wholly-owned and majority-owned or controlled subsidiaries (collectively, the “Company” or “Clearwire”). Clearwire was formed on October 27, 2003 and is an international provider of wireless broadband services. Clearwire, which operates as one business segment, delivers high-speed wireless broadband services to individuals, small businesses, and others in a growing number of markets through its advanced network. The Company offers its services in 38 markets throughout the United States and internationally.
     On March 13, 2007, the Company completed its initial public offering (“IPO”) of its Class A common stock in which a total of 24,000,000 shares of Class A common shares were sold and issued at a price of $25.00 per share. The Company raised a total of $600.0 million in gross proceeds, or approximately $556.8 million in net proceeds after deducting underwriting discounts, commissions and other IPO fees of $43.2 million. The Company intends to use the proceeds for market and network expansion, spectrum acquisitions and general corporate purposes.
     Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company’s Registration Statement on Form S-1/A (Registration No. 333-139468) dated March 7, 2007 (“Form S-1”). In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods presented.
     Principles of Consolidation
     The condensed consolidated financial statements include the accounts of Clearwire and its wholly-owned and majority-owned or controlled subsidiaries. Investments in entities that the Company does not control, but for which it has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. All intercompany balances and transactions have been eliminated in consolidation.
     Use of Estimates
     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing appropriate accrual and disclosure treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, the presentation of the financial condition or results of operations may be affected.
     Significant estimates inherent in the preparation of the accompanying financial statements include the application of purchase accounting including the valuation of acquired assets and liabilities, allowance for doubtful accounts, depreciation and the fair value of shares granted to employees and third parties.
     Recent Accounting Pronouncements
     SFAS No. 159 — In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)
different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.
     FIN No. 48 — On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). The adoption of FIN No. 48 did not impact the Company’s financial condition, results of operations or cash flows. See Note 8, Income Taxes below for a further discussion on the adoption of FIN No. 48.
     FSP No. EITF 00-19-2 — In December 2006, the FASB approved FASB Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 did not have a material effect on the Company’s consolidated financial statements.
     SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement on its financial statements.
2. Summary of Significant Accounting Policies
     There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2007 as compared to the significant accounting policies described in Form S-1 filed with the SEC on March 7, 2007.
3. Strategic Transactions
     On February 15, 2007, the Company entered into an agreement with BellSouth Corporation and AT&T Inc. Pursuant to this agreement, the Company will purchase the capital stock of South Florida Television, Inc. and BellSouth Wireless Cable, Inc., two wholly-owned subsidiaries of BellSouth Corporation, which collectively hold all of AT&T’s leases and licenses for 2.5 GHz spectrum as well as associated equipment and tower leases, for an aggregate purchase price of $300.0 million. The Company has determined that this transaction is a purchase of assets under the guidance of Emerging Issues Task Force (“EITF”) 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (“EITF 98-3”). This transaction is not expected to close until the second quarter of 2007 or later and is subject to various regulatory approvals and other conditions that must be satisfied prior to closing.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)
4. Property, Plant and Equipment
     Property, plant and equipment as of March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Network and base station equipment	$178,323	$161,875
Customer premise equipment	58,010	47,700
Furniture, fixtures and equipment	23,090	20,546
Leasehold improvements	12,695	8,340
Construction in progress	152,410	112,669

	424,528	351,130
Less: accumulated depreciation and amortization	(63,371)	(48,332)

	$361,157	$302,798

     Interest capitalized for the quarters ended March 31, 2007 and 2006 was $3.9 million and $2.1 million, respectively. Depreciation and amortization expense for the quarters ended March 31, 2007 and 2006 was $15.0 million and $7.1 million, respectively.
5. Spectrum Licenses, Goodwill, and Other Intangible Assets
     Spectrum licenses, which are issued on both a site-specific and a wide-area basis, authorize wireless carriers to use radio frequency spectrum to provide service to certain geographical areas in the United States and internationally. These licenses are generally acquired by the Company either directly from the governmental authority in the applicable country, which in the United States is the Federal Communications Commission (“FCC”), or through a business combination or an asset purchase, and are considered indefinite-lived intangible assets, except for the licenses acquired in Poland, Spain, Germany and Romania which are considered definite-lived intangible assets due to limited license renewal history within these countries.
     The Company also leases spectrum from third parties who hold the spectrum licenses. These leases are accounted for as executory contracts, which are treated like operating leases. Consideration paid to third-party holders of these leased licenses at the inception of a lease agreement is accounted for as prepaid spectrum license fees and is expensed over the term of the lease agreement, including renewal terms, as applicable.
     During the three months ended March 31, 2007, the Company paid consideration of $14.5 million relating to purchased spectrum rights. This consideration was comprised of $10.3 million in cash and $4.2 million in the value of warrants and Class A common stock. During the same quarter, consideration paid relating to leased spectrum was $60.3 million and was comprised of $43.2 million in cash and $17.1 million in the value of warrants and Class A common stock. Total consideration paid relating to spectrum agreements pending FCC approval was $1.7 million in cash.
     For the three months ended March 31, 2007 and 2006, the Company recorded amortization of $2.8 million and $938,000, respectively, on prepaid spectrum license fees and $1.2 million and $355,000, respectively, on spectrum licenses and other intangibles.
6. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses as of March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Accounts payable	$44,588	$41,710
Accrued interest	9,119	27,272
Salaries and benefits	9,375	12,095
Other	25,945	27,139

	$89,027	$108,216

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)
7. Commitments and Contingencies
     The Company’s commitments for non-cancelable operating leases consist mainly of leases of spectrum rights, office space, equipment and certain of its network equipment situated on leased sites, including land, towers and rooftop locations. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses and generally have initial terms, including renewal of up to 30 years.
     In the normal course of business, Clearwire has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these actions will not have a material adverse impact on Clearwire’s financial condition or results of operations.
8. Income Taxes
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. FIN No. 48 clarifies the accounting for income taxes by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     As of January 1, 2007, the Company had no unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN No. 48. There have been no changes to the Company’s liability for unrecognized tax benefits during the quarter ended March 31, 2007.
     As discussed in Note 8 of the consolidated financial statements in Form S-1, the Company has recorded a valuation allowance against a significant portion of the deferred tax assets. Management has reviewed the facts and circumstances, including the limited history and the projected future tax losses and determined that it is appropriate to record a valuation allowance for deferred tax assets that will not be reduced by schedulable deferred tax liabilities.
     The Company and its subsidiaries file income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. As of the date of adoption of FIN No. 48 and the quarter ended March 31, 2007, the tax returns for 2003 through 2006 remain open to examination by the Internal Revenue Service and various state tax authorities. In addition, the Company has acquired US and foreign entities which operated prior to 2003. Most of the acquired entities generated losses for income tax purposes and remain open to examination by US and foreign tax authorities as far back as 1998.
     The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48 and the quarter ended March 31, 2007, the Company had accrued no interest or penalties related to uncertain tax positions.
9. Stockholders’ Equity
     On January 19, 2007, the Company’s Board of Directors approved a reverse stock split, which was approved by the Company’s stockholders on February 16, 2007. The reverse stock split became effective March 1, 2007. Upon the effectiveness of the reverse stock split, each three shares of Class A common stock were combined into one share of Class A common stock and each three shares of Class B common stock were combined into one share of Class B common stock. All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.
     During the quarter ended March 31, 2007, the Company completed the sale of 24,000,000 shares of its Class A common stock in its IPO. The shares were sold in the offering at a price of $25.00 per share, and the Company received net proceeds of $556.8 million, net of underwriters’ discount, commissions and other IPO fees of $43.2 million. The Company intends to use the proceeds for market and network expansion, spectrum acquisitions and general corporate purposes. As a result of the IPO, the Company became obligated to file a registration statement covering the resale of up to 16,551,886 shares of the Company’s Class A common stock, issuable on exercise of outstanding warrants, no later than 120 days from the effectiveness of the registration statement for the Company’s IPO, which occurred March 7, 2007.
10. Share-Based Payments
     On January 19, 2007, Clearwire’s Board of Directors adopted the 2007 Stock Compensation Plan (the “2007 Plan”), which authorizes the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards its employees, directors and consultants. The 2007

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)
Plan was adopted by the Company’s stockholders on February 16, 2007. There are 15,000,000 shares of Class A common stock authorized under the 2007 Plan. Options granted under the 2007 Plan generally vest ratably over four years and expire no later than ten years after the date of grant. Shares to be awarded under the 2007 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired and held as treasury shares, or a combination thereof. At March 31, 2007 there were 12,498,837 shares available for grant under the 2007 Stock Option Plan. After January 19, 2007, as a result of the adoption of the 2007 Plan, no additional stock options were granted under the Company’s 2003 Stock Option Plan.
     Stock Options
     The Company applies SFAS No. 123(R), to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Share-based compensation expense is based on the estimated grant-date fair value and is recognized net of a forfeiture rate on those shares expected to vest.
     Compensation cost that has been charged against income for these plans for the three months ended March 31, 2007 and 2006 is presented as follows (in thousands):

	Three months ended March 31,
	2007	2006

Cost of service	$15	$284
Selling, general and administrative	7,854	1,399

	$7,869	$1,683

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the quarters ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Expected volatility	64.68%	78.62%
Expected dividend yield	—	—
Expected life (in years)	6.25	6.25
Risk-free interest rate	4.46% - 4.78%	4.45%
Weighted average fair value per option at grant date	$15.96	$10.76
     An estimate of 6% was used for the annual forfeiture rate for the year ended March 31, 2007 based on the Company’s historical experience since the Company’s inception.
     During the three months ended March 31, 2007 the Company granted 2,869,913 options at a weighted average exercise price of $24.87 and had a total of 13,942,894 options outstanding of which 4,833,347 options were exercisable. As of March 31, 2007, total unrecognized share-based compensation costs related to non-vested stock options outstanding was $66.5 million and is expected to be recognized over a weighted average period of 3.5 years.
     The Company also granted stock options to employees of entities under common control who performed services to purchase shares of the Company’s Class A common stock. In accordance with SFAS No. 123(R), the fair value of such options was recorded as a dividend and a charged against additional paid-in capital on the line item, deferred share-based compensation. A total of $1.1 million was recorded as a dividend for the quarter ended March 31, 2007.
     Restricted Stock
     In the first quarter of 2007, the Company issued 33,333 shares of restricted stock to a certain senior officer at a price of $25.00 per share, which vests over a four-year period. Compensation expense related to restricted stock grants was $286,000 and $203,000 for the quarters ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the number of restricted shares outstanding was 449,999 shares and there was $1.0 million of total unrecognized compensation cost related to the unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)
     SAR Plan
     The Company accounts for stock appreciation rights (“SAR’s”) under SFAS No. 123(R) and records these grants as liability awards as settlement is anticipated to be in cash. The SARs are remeasured at fair value each reporting period until the awards are settled using the same assumptions as a stock option granted under the 2003 Stock Option Plan.
     There were no grants during the first quarter of 2007 and 4,367 exercisable SARs as of March 31, 2007. The Company recorded $116,000, net of forfeitures, of share-based compensation expense related to SARs during the quarters ended March 31, 2007 and 2006, respectively. The share-based compensation liability at March 31, 2007 for the requisite service that has been rendered was $294,000 and was included in other long-term liabilities.
     Warrants
     During the first quarter of 2007, the Company issued 1,407,139 warrants to purchase the Company’s Class A common stock in connection with business combinations, the issuance of the Company’s senior notes, and the acquisition of spectrum or assets. At March 31, 2007 there were 18,904,640 and 18,763,554 warrants outstanding and exercisable, respectively.
     The fair value of warrants granted is estimated on the date of grant using the Black-Scholes option pricing model using the following average assumptions for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006

Expected volatility	64.68% to 88.54%	78.62%
Expected dividend yield	—	—
Expected life (in years)	5-10	5-6
Risk-free interest rate	3.05% to 4.81%	4.35% to 4.59%
Weighted average fair value per warrant at issuance date	$12.07	$9.96
11. Net Loss Per Share
     Basic and diluted loss per share has been calculated in accordance with SFAS No. 128, Earnings Per Share, for the three months ended March 31, 2007 and 2006. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
     The computations of diluted loss per share for the three months ended March 31, 2007 and 2006, did not include the effects of the following options, shares of nonvested restricted stock and warrants as the inclusion of these securities would have been antidilutive.

	Three months ended March 31,
	2007	2006
Stock options	13,942,894	9,128,478
Nonvested restricted stock	74,999	250,000
Warrants	18,904,640	18,635,279

	32,922,533	28,013,757

12. Comprehensive Loss
     Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments from the Company’s subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)
     Total comprehensive loss was $91.4 million and $57.8 million for the three months ended March 31, 2007 and, 2006, respectively. The primary difference between net loss as reported and comprehensive loss are foreign currency translation adjustments.
13. Geographic Information
     Due to the sale of its former subsidiary, NextNet Wireless, Inc. (“NextNet”), to Motorola, Inc. (“Motorola”) on August 29, 2006, the Company modified its segment reporting under the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information from the two segments previously reported to operating as one reporting segment.
     The Company reports geographical information for revenue and long-lived assets as follows (in thousands):

	Revenue (a)		Long-lived Assets (b)
	Three months ended March 31,		March 31,	December 31,
	2007	2006	2007	2006

United States	$23,104	$20,578	$787,766	$661,444
Europe	6,171	2,170	109,131	103,782

	$29,275	$22,748	$896,897	$765,226

(a)	Revenues are attributed to geographic areas based on the location of the customer.

(b)	Consists of property, plant and equipment and prepaid spectrum and spectrum licenses attributable to the geographic area based on location.
14. Related Party Transactions
     Clearwire has a number of strategic and commercial relationships with third-parties that have had a significant impact on Clearwire’s business, operations and financial results and have the potential to have a similar impact in the future. Of these, the material relationships have been with Eagle River Holdings, LLC (“ERH”), Motorola, Intel, Hispanic Information and Telecommunications Network, Inc., (“HITN”), ITFS Spectrum Advisors, LLC (“ISA”), ITFS Spectrum Consultants LLC (“ISC”) and Bell Canada (“Bell”), all of which are or have been related parties.
     Relationships among Certain Stockholders, Directors, and Officers of Clearwire — As of March 31, 2007, ERH is the holder of approximately 65% of Clearwire’s outstanding Class B common stock and approximately 13% of Clearwire’s outstanding Class A common stock. Eagle River Inc. (“ERI”) is the manager of ERH. Each entity is controlled by Craig McCaw. Mr. McCaw and his affiliates have significant investments in other telecommunications businesses, some of which may compete with Clearwire currently or in the future. Mr. McCaw and his affiliates will likely continue to make additional investments in telecommunications businesses.
     ERH also held 3.1% of the Company’s long-term debt as of March 31, 2007 and December 31, 2006. As of March 31, 2007, the notes held by ERH consisted of $23.0 million face value, or $19.2 million net of discounts for warrants. As of December 31, 2006, the notes held by ERH consisted of $23.0 million face value, or $19.3 million net of discounts for warrants. As of March 31, 2007 and December 31, 2006 ERH held warrants entitling it to purchase 613,333 shares of the Company’s Class A common stock.
     ERH earned interest relating to the notes in the amount of $633,000 and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. ERH received payments of $1.3 million and $2.5 million for accrued interest during the quarter ended March 31, 2007 and 2006.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)
     Certain of the officers and directors of Clearwire provide additional services to ERH, ERI and their affiliates for which they are separately compensated by such entities. Any compensation paid to such individuals by ERH, ERI and/or their affiliates for their services is in addition to the compensation paid by Clearwire.
     Advisory Services Agreement — Clearwire and ERI were parties to an Advisory Services Agreement, dated November 13, 2003 (the “Advisory Services Agreement”). Under the Advisory Services Agreement, ERI provided Clearwire with certain advisory and consulting services, including without limitation, advice as to the development, ownership and operation of communications services, advice concerning long-range planning and strategy for the development and growth of Clearwire, advice and support in connection with its dealings with federal, state and local regulatory authorities, advice regarding employment, retention and compensation of employees and assistance in short-term and long-term financial planning. The parties terminated this agreement effective January 31, 2007.
     In exchange for the services, Clearwire paid ERI an annual advisory fee of $800,000 plus any out-of-pocket expenses incurred by ERI. The annual advisory fee covered certain overhead expenses incurred by ERI on behalf of Clearwire, including expenses related to providing administrative support and office space to Messrs. McCaw, the Company’s Chairman, Wolff, the Company’s Chief Executive Officer, and Kauser, the Company’s Chief Technology Officer, and compensation for services provided to Clearwire by certain personnel of ERI. During the three months ended March 31, 2007 and 2006, the Company paid ERI fees of $67,000 and $200,000, respectively, and expense reimbursements of $24,000 and $486,000, respectively, under this agreement. Beginning in February 2007, Mr. McCaw will receive annual compensation directly from Clearwire in his capacity as the Company’s Chairman of $300,000 per year, plus expense reimbursements.
     Pursuant to the origination of the Advisory Services Agreement in 2003, Clearwire also issued to ERH warrants to purchase 375,000 shares of the Company’s Class A common stock at an exercise price of $3.00 per share, which may be exercised any time within 10 years of the issuance of the warrants. As of March 31, 2007, the remaining life of the warrant was 6.6 years.
     Nextel Undertaking — Clearwire and Mr. McCaw entered into an agreement and undertaking in November 2003, pursuant to which Clearwire agreed to comply with the terms of a separate agreement between Mr. McCaw and Nextel Communications, Inc. (“Nextel”), so long as the Company was a “controlled affiliate” of Mr. McCaw as defined therein, certain terms of which were effective until October 2006. Under the agreement with Mr. McCaw, Nextel had the right to swap certain channels of owned or leased Broadband Radio Service (“BRS”) or Educational Broadband Service (“EBS”) spectrum with entities controlled by Mr. McCaw, including the Company. While the agreement was still effective, Nextel notified the Company of its request to swap certain channels, which is currently pending. There were no payments made to Nextel under this agreement in the first quarter of 2007.
     Intel Collaboration Agreement — On June 28, 2006, Clearwire entered into a collaboration agreement with Intel, to develop, deploy and market a co-branded mobile WiMAX service offering in the United States, that will target users of certain WiMAX enabled notebook computers, ultramobile PCs, and other mobile computing devices containing Intel microprocessors. Both parties have committed to make certain contributions to the development, promotion and marketing of this service, which will be available only over the Company’s mobile WiMAX network.
     The Company and Intel have agreed to share the revenues received from subscribers using Intel mobile computing devices on the Company’s domestic mobile WiMAX network. Intel will also receive a one time fixed payment for each new Intel mobile computing device activated on the Company’s domestic mobile WiMAX network once the Company has successfully achieved substantial mobile WiMAX network coverage across the United States. For the quarter ended March 31, 2007, Clearwire has not made any payments to Intel under this agreement.
     Motorola Agreements — Simultaneously with the sale of NextNet to Motorola, Clearwire and Motorola entered into commercial agreements pursuant to which the Company agreed to purchase certain infrastructure and supply inventory from Motorola. Under these agreements, Clearwire is committed to purchase no less than $150.0 million of network infrastructure equipment, modems, PC Cards and other products from Motorola on or before August 29, 2008, subject to Motorola continuing to satisfy certain performance requirements and other conditions. The Company is also committed to purchase certain types of network infrastructure products, modems and PC Cards it provides to its subscribers exclusively from Motorola for a period of five years and, thereafter, 51% until the term of the agreement is completed on August 29, 2014, as long as certain conditions are satisfied. For the three months ended March 31, 2007, total purchases from Motorola under these agreements were $12.0 million. The remaining commitment was $112.6 million at March 31, 2007.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)
     HITN and its Affiliates — In November 2003, the Company entered into a Master Spectrum Agreement (“MSA”) with a third-party EBS license holder, the Hispanic Information and Telecommunications Network, Inc.. The founder and president of HITN was formerly a member of Clearwire’s Board of Directors. The MSA provides for terms under which HITN leases excess capacity on certain of its EBS spectrum licenses to Clearwire. The licenses covered under the MSA include all of the spectrum rights acquired in the Clearwire Spectrum Corporation acquisition, plus access to an additional twelve markets in the United States. For each market leased by HITN to the Company under the MSA, the Company and HITN enter into a separate lease agreement which contains additional lease terms. The initial lease term is 15 years with one renewal for an additional 15 years. The MSA also provides for additional shares of Class A common stock to be issued to HITN upon Clearwire reaching certain financial milestones.
     In March 2004, the MSA between Clearwire and HITN was amended to provide, among other things, additional leased EBS spectrum capacity in an additional major metropolitan market. Additionally, Clearwire and HITN entered into a spectrum option agreement (the “Option Agreement”) whereby Clearwire has an option to enter into leases of spectrum for which HITN has pending EBS license applications upon grant of those licenses by the FCC. The lease terms and conditions would be similar to those under the MSA.
     Subsequent to the MSA, the Company entered into two other related agreements with ISA and ISC. The founder and president of HITN, was formerly a member of Clearwire’s Board of Directors, is an owner of ISA and ISC, which are also affiliates of HITN. The agreements provided for payment to be provided to ISA and ISC in the form of warrants to purchase additional shares of Class A common stock in exchange for ISA and ISC providing opportunities for Clearwire to purchase or lease additional spectrum. Each of the agreements specifies a maximum consideration available under the agreement and, in 2005, the maximum consideration under the agreement with ISA has been reached.
     For the three months ended March 31, 2007, ISC earned nil and received cash of $39,000. As of March 31, 2007, $23,000 was payable to ISC in warrants to purchase 1,307 shares of Class A common stock. For the three months ended March 31, 2006, ISC earned approximately $135,000, of which $34,000 was payable in cash and the remainder payable in warrants to purchase 6,777 shares of Class A common stock valued at $101,000.
     Agreements with Bell Canada — In March 2005, Bell, a Canadian telecommunications company which is a subsidiary of BCE Inc. (“BCE”), purchased 8,333,333 shares of Clearwire’s Class A common stock for $100.0 million. Bell and BCE Nexxia Corporation (“BCE Nexxia”), an affiliate of Bell, entered into a Master Supply Agreement (“Master Supply Agreement”) dated March 16, 2005 with Clearwire.
     Under the Master Supply Agreement, Bell and BCE Nexxia provide or arrange for the provision of hardware, software, procurement services, management services and other components necessary for Clearwire to provide Voice over Internet Protocol (“VoIP”) services to their subscribers in the United States and provide day-to-day management and operation of the components and services necessary for Clearwire to provide these VoIP services. Clearwire will pay to BCE Nexxia or Bell a flat fee for each new subscriber of its VoIP telephony services. Clearwire has agreed to use Bell Canada and BCE Nexxia exclusively to provide such service unless such agreement violates the rights of third parties under its existing agreements. Bell and BCE Nexxia are Clearwire’s and its affiliates’ preferred providers of these services and applications in markets beyond the United States, to the extent permitted under its existing agreements. In addition to these services, the Master Supply Agreement grants Bell and BCE Nexxia certain rights with respect to future service offerings by Clearwire and its affiliates. Under the Master Supply Agreement, if the Company has closed a round of equity financing involving its common stock in the 90 day period prior to the end of the calendar quarter for which payment is due, Clearwire is required to pay this fee by issuing additional shares of its common stock at a price equal to the price received in the last round of equity financing involving its common stock or securities convertible into Clearwire common stock. For example, following the IPO, Clearwire will be required to pay the amounts due to BCE Nexxia during the first quarter of 2007 in the form of additional shares of common stock. The number of shares of Clearwire common stock to be issued to BCE Nexxia for the calendar quarter will be the total amount due to BCE Nexxia for the applicable quarter dividing by the price at the shares of common stock in the IPO. The Master Supply Agreement can be terminated for convenience on twelve months notice by either party at any time beginning on or after October 1, 2007. Total payments to Bell were $5,200 and $0 for the quarters ended March 31, 2007 and 2006, respectively.
      As required under the Master Supply Agreement with Bell and BCE Nexxia and in order to assist funding capital expenses and start-up costs associated with the deployment of VoIP services, BCE agreed to make available to Clearwire financing in the amount of $10.0 million. BCE funded the entire amount on June 7, 2006. The loan is secured by a security interest in the telecommunications equipment and property related to VoIP and bears interest at 7% per annum and is due and payable in full on July 19, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2007 and 2006 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report on Form 10-Q, particularly in the section entitled “Risk Factors.”
Forward-Looking Statements
     Statements and information included in this Quarterly Report on Form 10-Q by Clearwire Corporation (“Clearwire,” “we,” “us,” or “our”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
     Forward-looking statements in this Quarterly Report on Form 10-Q represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based or the success of our business.
     When used in this report, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “evaluate,” “opinion,” “may,” “could,” “future,” “potential,” “probable,” and similar expressions generally identify forward-looking statements.
Overview and Recent Developments
     We build and operate wireless broadband networks that enable fast, simple, portable, reliable and affordable communications. Our networks cover entire communities, delivering a wireless high-speed Internet connection and enabling other services and features that create a new communications path into the home or office. We provide a portable broadband connection that delivers high speed Internet access and enables premium services, such as Voice over Internet Protocol (“VoIP”) telephony, anytime and anywhere within our coverage area.
     Our network currently relies on network infrastructure equipment that is based on proprietary non-line-of-sight, or NLOS, Orthogonal Frequency Division Multiplexing, or OFDM, technologies. We have committed to deploy networks based on the IEEE mobile Worldwide Interoperability of Microwave Access 802.16e-2005, or mobile WiMAX, standard once mobile WiMAX equipment is commercially available and meets our requirements. Our existing Expedience network infrastructure equipment provides a level of service we believe is comparable to WiMAX capabilities and, once mobile WiMAX technology becomes commercially available and meets certain standards, we expect to deploy network components that will support fixed, portable and mobile service offerings using a single network architecture. In addition, as mobile WiMAX is a standards-based technology, we expect manufacturers to eventually offer a number of handheld communications and consumer electronic devices that will be enabled to communicate using our mobile WiMAX network, including notebook computers, ultramobile personal computers, or PCs, personal data assistants, or PDAs, gaming consoles, MP3 players, and other handheld devices. However, because mobile WiMAX technologies are not yet commercially available, we can not provide any assurance that we will be able to deploy mobile WiMAX technologies in our network or that mobile WiMAX will be competitive with other available technologies.
     We launched our first market in August 2004 and are growing rapidly in terms of the number of markets served, number of people covered by our network, and number of total subscribers. As of March 31, 2007 we offered our service for sale to 8.9 million people, or POPs, who lived in one of the 375 municipalities in our 36 U.S. markets, and we also offered our service for sale to nearly 1.2 million POPs internationally in Brussels, Belgium and Dublin, Ireland.
     We believe that our subscriber growth rates reflect rapid customer acceptance of our services. We ended the quarter with approximately 258,000 total subscribers representing over a 25% increase from our year end 2006 level of more

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
than 206,000 total subscribers and an increase of 161% over our March 31, 2006 total subscribers of approximately 99,000. Our quarterly net subscriber additions of approximately 52,000 in the first quarter of 2007 exceeds our fourth quarter 2006 record of almost 44,000 net subscriber additions by over 18%, and represents an increase of 41% over our first quarter 2006 net subscriber additions of 37,000. Net subscriber additions represent the number of subscribers added less deactivated subscribers.
     We ended the first quarter of 2007 with approximately 232,400 customers in the United States, representing an increase of 26% over our year end 2006 U.S. subscriber base of approximately 184,400 subscribers.
     For the quarters ended March 31, 2007 and 2006, we experienced an average monthly churn, which refers to the percentage of our existing customers who terminate service in a given month, in each case excluding those who subscribe for and terminate our service within 30 days for any reason or in the first 90 days of service due to signal strength issues, of approximately 1.6% and 1.4%, respectively. Given our limited operating history, our current rate of churn may not be representative of the churn we may experience in the future.
     We are investing heavily in building networks and growing our subscriber base. Our efforts also include offering premium services and applications in order to make our service more attractive, such as VoIP telephony. This expansion will require significant capital expenditures as well as increased sales and marketing expenses, and will likely be accompanied by significant operating losses over the next five years or more as we expand the area covered by our network and invest to build our brand and develop subscriber loyalty. We expect to launch additional markets in the United States and in Europe during 2007 and 2008. If introduced on the schedule we anticipate, these market launches would expand our covered population in the United States and internationally to approximately 16 to 18 million people in 2007. However, the number of people covered by our network may be less if we reduce our expansion plans, which we have the flexibility to do based on our capital availability and success demonstrated by our existing markets. We believe our deployment schedule could result in as many as 375,000 to 400,000 total subscribers in both our U.S. and international markets by the end of 2007.
     In February 2007 we entered into an agreement with BellSouth Corporation and AT&T to acquire the entire 2.5 GHz spectrum held by AT&T amounting to approximately 1.7 billion MHz-POPs located in the southeastern United States, as well as associated equipment and tower leases, for an aggregate purchase price of $300.0 million. This transaction remains subject to obtaining various regulatory approvals and the satisfaction of other closing conditions and is not expected to close until the second quarter of 2007 or later. Once closed, this transaction will increase our spectrum depth in a number of markets and expand our geographic presence in the southeastern United States.
     We believe that, assuming all of our pending spectrum acquisitions including the AT&T transaction close, we have the second largest spectrum position in the 2.5 GHz (2495-2690 MHz) band in the United States with a spectrum portfolio that as of March 31, 2007 includes approximately 14 billion MHz-POPs, an industry metric that represents the amount of spectrum in a given area, measured in Megahertz, multiplied by the estimated population of that area, covering an estimated 223 million people. In Europe, as of March 31, 2007, we held approximately 8.7 billion MHz-POPs of spectrum, predominantly in the 3.5 GHz band, covering approximately 199 million people in Belgium, Germany, Ireland, Poland, Romania and Spain. We plan to continue acquiring spectrum in markets that we believe are attractive for our service offerings. If demand increases for spectrum rights, our spectrum acquisition costs may increase, which may afford an advantage to competitors with greater capital resources.
     We engineer our networks to optimize both the service that we offer and the number of subscribers to whom we can offer service. Consequently, we currently will not launch our services in a market using our current technology unless we control a minimum of six channels of spectrum that contain at least 5 MHz of spectrum each. As a result, including pending spectrum deals we believe that currently we can commercially launch our services over spectrum covering an estimated 117 million people in the United States. However, we expect the spectral efficiency of technologies we deploy to continue to evolve, and as a result, we may decide to deploy our services in some markets with less spectrum. Alternatively, we could find that new technologies and subscriber usage patterns require us to have more spectrum available in our markets.
     As a result of our current build out and marketing plans and our ongoing spectrum acquisitions, we expect to require significant additional capital, which we intend to raise through subsequent equity offerings, by increasing our debt, or a combination of the two. As of March 31, 2007, our total assets were $2.6 billion and our stockholders’ equity was $1.8 billion, which compares to total assets of $2.1 billion and stockholders’ equity of $1.3 billion at December 31, 2006. Our cash and cash equivalents and short-term unrestricted investments at March 31, 2007 totaled $1.5 billion compared to $1.1 billion at December 31, 2006. This increase in our available cash results primarily from our initial public offering (“IPO”) completed on March 13, 2007. We cannot offer assurances that the necessary capital will be available on attractive terms or at all, and we plan to manage our uses of capital by adjusting the rate at which we build our network, acquire spectrum and deploy our services.
     As we have concentrated our financial and management resources on expanding the geographic footprint of our network and the availability of our services, we have incurred net losses of $92.6 million and $55.3 million for the three months ended March 31, 2007 and 2006, respectively. Our net loss for the three months ended March 31, 2006 includes

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
$3.1 million in direct selling, general and administrative expense, $2.6 million in direct research and development expense, and $440,000 in direct depreciation and amortization that we expect to be non-recurring as a result of the sale of our NextNet subsidiary in August 2006.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to the valuation of long-lived assets, goodwill and intangible assets, including spectrum, share-based compensation, and deferred tax asset valuation allowance.
     Our accounting policies require management to make complex and subjective judgments. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on our financial statements, the presentation of our financial condition, changes in financial condition or results of operations.
     Note 1 to the Consolidated Financial Statements in our Registration Statement on Form S-1 includes a summary of the significant accounting policies or methods used in the preparation of our condensed consolidated financial statements. We believe the following items require the most significant judgments and often involve complex estimates.
     Revenue Recognition
     We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB No. 104”) when all of the following conditions exist: (i) persuasive evidence of an arrangement exists in the form of an accepted purchase order; (ii) delivery has occurred, based on shipping terms, or services have been rendered; (iii) the price to the buyer is fixed or determinable, as documented on the accepted purchase order; and (iv) collectibility is reasonably assured.
     We apply Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF No. 00-21”) to account for revenue arrangements with multiple deliverables. These arrangements are allocated among the separate units of accounting based on the relative fair values if the deliverables in the arrangement meet certain criteria.
     Service revenue from customers for the wireless broadband and other optional services are billed in advance and recognized over the service period. Activation fees charged to the customer are deferred and recognized as service revenue on a straight-line basis over the expected life of the customer relationship, which we have estimated to be 3.5 years. This expected life was determined based on our assessment of historical industry averages. Given our limited history we believe that these averages represent the best indicator of our future duration of customer life. As we develop more history of contract renewals, our estimate of the expected life of our customer relationship may change. Any change will be reflected prospectively beginning in the period that the change in estimate occurs.
     Sales discounts, primarily discounts on list prices of equipment sold, are generally classified as a reduction of revenues in accordance with EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and are recognized when the related revenue is recognized.
     With the NextNet arrangements that included multiple elements including software, such as the sale of a base station with a software maintenance contract, we applied the accounting guidance in accordance with Statement of Position No. 97-2, Software Revenue Recognition (“SOP No. 97-2”). Revenue was allocated to each element of the transaction based upon its fair value as determined by vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement was based upon the normal pricing and discounting practices for those products and services when sold separately.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Revenue is deferred for any undelivered elements and revenue is recognized when the product is delivered or over the period in which the service is performed. If we cannot objectively determine the fair value of any undelivered element included in the bundled product and software maintenance arrangements, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. If the fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.
     Software maintenance services include technical support and the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Fees for software maintenance services are typically billed annually in advance of performance of the services with provisions for subsequent annual renewals. We defer the related revenues and recognize them ratably over the respective maintenance terms, which typically are one to two years.
     Share-Based Compensation
     On January 19, 2007, our Board of Directors adopted the 2007 Stock Compensation Plan (the “2007 Plan”), which replaces the 2003 Stock Option Plan. The 2007 Plan was adopted by our stockholders on February 16, 2007. The 2007 Plan authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to our employees, directors and consultants. There are 15,000,000 shares of Class A common stock authorized for issuance under the 2007 Plan. Stock compensation awards under the 2007 Plan will be made available at the discretion of the compensation committee, from authorized but unissued shares, authorized and issued shares reacquired and held as treasury shares, or a combination thereof. After January 19, 2007, as a result of the adoption of the 2007 Plan, no additional stock options are available for grant under the 2003 Stock Option Plan.
     We recognize compensation costs in accordance with Statement of Financial Accounting Standards No. 123 (R), Accounting for Share-Based Compensation, (“SFAS No. 123(R)”), which established the use of the fair value based method of accounting for share-based compensation arrangements as of the date of grant. We recognize compensation costs, net of a forfeiture rate, for those shares expected to vest, which is generally the option vesting term of four years. We use the Black-Scholes valuation model to estimate the fair value of stock awards. See Note 10, “Share-Based Payments” to our condensed consolidated financial statements for additional information.
     Accounting for Spectrum Licenses and Leases
     We have two types of arrangements for spectrum licenses in the United States, purchase of direct licenses issued by the FCC which we own and leases or subleases from third parties that own or lease one or more FCC licenses. The owned FCC licenses, including our licenses for spectrum in international markets, are accounted for as intangible assets with indefinite lives in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). In accordance with SFAS No. 142, intangible assets with indefinite useful lives are not amortized but must be assessed for impairment annually or more frequently if an event indicates that the asset might be impaired. We perform our annual impairment test of indefinite lived intangible assets as of October 1 of each year. Based on the October 1, 2006 impairment test, we concluded that there was no impairment of these intangible assets.
     We account for the spectrum lease arrangements as executory contracts which are similar to operating leases. For leases containing scheduled rent escalation clauses we record minimum rental payments on a straight-line basis over the terms of the leases, including the renewal periods as applicable. For leases involving significant up-front payments, we account for such payments as prepaid spectrum license fees and they are expensed over the term of the lease agreement including renewal terms as applicable.
     Deferred Tax Asset Valuation Allowance
     A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including our limited operating history, scheduled reversals of deferred tax liabilities, projected future taxable income/loss, tax planning strategies and recent financial performance. The Company has reserved a valuation allowance against a significant portion of the deferred tax assets.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Results of Operations
     The following table sets forth certain operating data for the periods presented.

	Three Months Ended March 31,
	2007	2006

Revenues:
Service	$29,275	$9,541
Equipment and other (includes related party sales of $0 and $7,618)	—	13,207

Total revenues	29,275	22,748

Operating Expenses:
Cost of goods and services (exclusive of items shown separately below):
Cost of service (includes related party costs of $728 and $0)	16,735	8,722
Cost of equipment (includes related party costs of $0 and $2,390)	—	5,140
Selling, general and administrative expense	68,657	40,604
Research and development	445	2,655
Depreciation and amortization	16,185	7,433
Spectrum lease expense	13,442	3,344

Total operating expenses	115,464	67,898

Operating loss	(86,189)	(45,150)

Other (Expense) Income:
Interest income	16,590	3,062
Interest expense	(24,218)	(11,089)
Foreign currency transaction gains (losses), net	33	(6)
Other income (expense), net	2,478	(49)

Total other expense, net	(5,117)	(8,082)
Loss before income taxes, minority interest and losses from equity investees	(91,306)	(53,232)
Income tax provision	(603)	(464)

Loss before minority interest and losses from equity investees	(91,909)	(53,696)
Losses from equity investees, net	(1,618)	(1,973)
Minority interest in net loss of consolidated subsidiaries	892	390

Net loss	$(92,635)	$(55,279)

     Revenue. Service revenue is primarily generated from subscription and modem lease fees for our wireless broadband service. Revenue from our acquired businesses, activation fees and fees for other services such as email, VoIP, and web hosting services are also included in service revenue. Our equipment and other revenue include sales of NextNet equipment through the date of sale of NextNet in August 2006.
     Service revenues were $29.3 million in the first quarter of 2007 compared to $9.5 million in the first quarter of 2006. This $19.8 million increase was due primarily to the increase in our subscriber base. As of March 31, 2007, we operated in 36 U.S. markets and two international markets covering a geographic area containing approximately 10.1 million people. This is compared to 26 U.S. and two international markets covering approximately 5.8 million people as of March 31, 2006. Total subscribers in all markets grew from approximately 99,000 as of March 31, 2006 to approximately 258,000 as of March 31, 2007, primarily from increases in subscribers in markets launched in 2006 and in the two markets launched during the first quarter of 2007. Equipment and other revenue in the first quarter 2007 decreased from the first quarter 2006, due to the sale of NextNet in August 2006. Service revenue from our acquired businesses was approximately $3.7 million in the first quarter of 2007 compared to $1.6 million in the first quarter of 2006.
     For the three months ended March 31, 2007, we experienced an average monthly churn of approximately 1.6% compared to 1.4% for the three months ended March 31, 2006. Churn is an industry term we use to measure the rate at which subscribers terminate service. We calculate this metric by dividing the number of subscribers who terminate their service in a given month by the average number of subscribers during that month, in each case excluding those who

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
subscribe for and terminate our service within 30 days for any reason or in the first 90 days of service due to signal strength issues. Given our limited operating history, and that our current subscriber contracts are generally for a term of one to two years, our current rate of churn may not be representative of the churn we may experience in the future.
     Cost of goods and services. Service costs primarily include costs associated with tower rents network costs, and traffic back haul, which is the transporting of data traffic between distributed sites and a central point in the market or POP. Our cost of equipment consists of costs incurred for equipment manufactured by NextNet through August 2006.
     Cost of services were $16.7 million in the first quarter of 2007 compared to $8.7 million in the first quarter of 2006. This $8.0 million increase was due primarily to an increase in the number of towers leased and related traffic back haul costs, the number of subscribers using our service, and additional markets served. Service gross margin increased to 42.8% in the first quarter of 2007 from 8.6% in first quarter of 2006, primarily as a result of our costs rising at a slower rate as compared to our revenues generated from our increased subscriber base. Overall gross profit increased to $12.5 million for the three months ended March 31, 2007 from $8.9 million for the first three months of 2006 representing a 40.4% increase. Overall gross margin was 42.8% for the first quarter of 2007 compared to 39.1% for the first quarter 2006. This increase was primarily due to the growth in our subscriber base. We anticipate that gross margin will fluctuate due to new market launches, while our cost of service in absolute dollars will increase as we continue to expand our network. There were no costs related to equipment in the first quarter of 2007 due to the sale of NextNet in August 2006.
     Selling, general and administrative expense. Selling, general and administrative expense includes primarily salaries and benefits, sales commissions, travel expenses and related facilities costs for our sales, marketing, network deployment, executive, finance, information technology, human resource and legal personnel. It also includes costs associated with advertising, trade shows, public relations and other market development programs and third-party professional service fees.
     Selling, general and administrative expense was $68.7 million for the quarter ended March 31, 2007 as compared to $40.6 million for the quarter ended March 31, 2006. This $28.1 million or 69.2% increase was due primarily to a $20.9 million increase in employee compensation and related costs, including facilities costs, resulting from higher employee headcount to support the overall growth of our business (1,357 employees at March 31, 2007 compared to 761 employees at March 31, 2006). In addition there was a $2.1 million increase in third party commissions as we sold more services through third party providers, $1.4 million increase in costs associated with credit card processing fees, collections and bad debt, $1.4 million in professional and legal costs, and $800,000 in advertising expenses related to the expansion of our business. Other costs increased $1.5 million and included various miscellaneous expenses.
     We expect that our selling, general, and administrative expenses will continue to increase in future periods. We expect that these increases will primarily be related to wages and related employment costs, facility costs and marketing expenses necessary to support our growth and our efforts to build brand awareness through advertising and promotional activities, and network expansion.
     Research and development. Research and development expenses consist of salaries and related benefits for our development personnel. Research and development expense was $445,000 for the three months ended March 31, 2007 compared to $2.7 million for the three months ended March 31, 2006. The decrease of $2.3 million was due primarily to prior period expenses related to NextNet product research that were not recurring in 2007 due to the sale of NextNet in August 2006.
     Depreciation and amortization. Depreciation and amortization expense increased $8.8 million to $16.2 million for the quarter ended March 31, 2007 from $7.4 million for the quarter ended March 31, 2006 primarily due to the additional network build-out and deployed customer premise equipment (“CPE”) costs related to our expansion into new markets and associated subscriber growth. Capital expenditures for depreciable property, plant and equipment increased $44.9 million to $74.4 million during the first quarter in 2007 from $29.5 million during the first quarter in 2006. The majority of these expenditures relate to the construction of our network and purchases of base station equipment.
     Changes in technology used in our business, such as a transition to mobile WiMAX, may result in an impairment in the value or a change in the estimated useful life of our Expedience network equipment already placed in service. If such a change occurs, we may be required to record an impairment charge to reduce the carrying amount of equipment in service to its fair value, and/or to accelerate the useful life of the respective equipment, resulting in an increase in

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
periodic depreciation expense over the remaining useful life of the equipment, or, in appropriate instances, to write off the entire net book value.
     Spectrum lease expense. Spectrum lease expense increased $10.1 million to $13.4 million in the first quarter of 2007 from $3.3 million in the first quarter of 2006. As certain of our leases include escalation clauses, we are required to record expense on a straight-line basis over the term of these leases, including renewal periods where appropriate. Total spectrum lease expense increased as a direct result of an increase in the number of spectrum licenses leased as part of the deployment of our wireless broadband network. We expect spectrum lease expense to continue to increase as we acquire additional spectrum and the costs of acquiring such spectrum become higher.
     Interest income. We recognized $16.6 million of interest income in the first three months of 2007 compared to $3.1 million in the first three months of 2006. This increase is due to the increase in our short-term investments which increased $592.9 million to $613.1 million at March 31, 2007 from $20.2 million at March 31, 2006.
     Interest expense. We incurred $24.2 million of interest expense in the first three months of 2007 compared to $11.1 million in the first three months of 2006. This $13.1 million increase in net interest expense is due to the issuance in February 2006 of additional senior secured notes, due 2010, in an aggregate principal amount of $360.4 million, as well as a term loan of $125 million and an additional loan totaling $10.0 million. We recorded interest expense totaling $21.1 million related to our secured notes. In the first quarter of 2007, we recorded amortization of original issuance discount of $5.4 million and deferred financing costs of $1.6 million related to our secured notes. These amounts were partially offset by capitalized interest of $3.9 million in the three months ended March 31, 2007. In the three months ended March 31, 2007, we recorded interest expense totaling $12.1 million related to our notes, $926,000 of amortization of original issuance discount, and deferred financing costs of $170,000, partially offset by $2.1 million of capitalized interest.
     Other income (expense), net. We had a $2.5 million increase in other income in the first three months of 2007 as compared to the first three months of 2006. This increase was due primarily to the gain on the sale of an equity investment.
     Losses from equity investees, net. Losses from equity investees, net, decreased $355,000 in the first quarter of 2007 compared to the first quarter 2006. This decrease is due to the growth in the aggregate subscriber base of the equity investees.
Cash Flow Analysis
     The following table presents a summary of our cash flows and beginning and ending cash balances for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Cash used in operating activities	$(120,328)	$(50,829)
Cash provided by (used in) investing activities	1,335	(42,438)
Cash provided by financing activities	573,493	344,250
Effect of foreign exchange rates on cash and cash equivalents	(90)	535

Net increase in cash and cash equivalents, including the effects of foreign exchange rate changes	454,410	251,518
Cash and cash equivalents at beginning of period	438,030	29,188

Cash and cash equivalents at end of period	$892,440	$280,706

     Operating Activities
     Net cash used in operating activities increased by $69.5 million to $120.3 million in the three months ended March 31, 2007, from $50.8 million in the three months ended March 31, 2006. Cash received from customers was $30.3 million in the first three months of 2007 compared to $21.3 million in the first three months of 2006, resulting in a $9.0 million increase in cash provided. This increase was due to an increase in the number of our subscribers as we launched our service in nine new markets in 2006 and added two new markets in the first three months of 2007. This addition to cash was offset by increases in all operating expenses, most significantly general and administrative, and sales and marketing expenses. These increases included employee compensation, professional fees and facilities and

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
advertising expense, due to the expansion of our wireless broadband network as well as an increase in the number of markets served.
     Investing Activities
     During the first quarter of 2007, cash provided by investing activities was $1.3 million compared to cash used of $42.4 million in the first three months of 2006 resulting in an increase in cash provided by investing activities of $43.7 million. Sales of short-term and restricted investments, net of purchases, increased by $63.4 million to $83.9 million in the first quarter of 2007, from $20.5 million in the first quarter of 2006. Also contributing to cash provided in the first three months of 2007 compared to the first three months of 2006 was a 2006 use of cash of $27.7 million on a business acquisition as well as an issuance of related party notes of $1.6 million, which were not repeated in 2007. Contributing to an increase in cash provided by investing activities was $2.2 million in proceeds received in 2007 from the sale of an equity investment. This increase in cash provided from investing activities was partially offset by a $51.3 million higher use of cash invested in deploying our wireless broadband network and acquiring additional spectrum licenses in the first three months of 2007 as compared to the first three months of 2006 as we launched two new markets in the first quarter of 2007 compared to five in the first quarter of 2006.
     Financing Activities
     Net cash provided by financing activities increased $229.2 million to $573.5 million for the three months ending March 31, 2007 from $344.3 million in the three months ending March 31, 2006. In the first quarter of 2007, we received $557.6 million, net of expenses, from the Initial Public Offering (“IPO”) and $1.5 million from the proceeds of option and warrant exercises. In the first quarter of 2006, we received $360.4 million from the issuance of our senior secured notes, due 2010, offset partially by the payment of $16.1 million in related financing fees. Also contributing to this increase was cash received in the first quarter of 2007 of $15.0 million from a minority partner. This increase in cash provided from financing activities was partially offset by a $625,000 principal payment made on our $125.0 million loan.
Liquidity and Capital Resource Requirements
     Based upon our current plans, we believe that our existing cash, cash equivalents and marketable securities together with the net proceeds from our March 13, 2007 IPO, will be sufficient to cover our estimated liquidity needs for at least the next twelve months, although we may raise additional capital during that period if available, on terms we believe are attractive. Our long-term economic model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available funds. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment and, to a lesser degree, on the schedule on which mobile WiMAX technologies become available, which factors are difficult to estimate at this time. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and significantly modify our cash requirements. For example, we significantly changed our business strategy in August 2006 following our sale of our NextNet subsidiary. These changes in our plans or strategy may include the introduction of new features or services, significant or enhanced distribution arrangements, investments in infrastructure, acquisition of other companies, or any combination of the foregoing. We will likely seek significant additional debt financing, in the short-term and the long-term, to continue to fund our liquidity needs and capital resource requirements.
Recent Accounting Pronouncements
     SFAS No. 159 — In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     FIN No. 48 — On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). The adoption of FIN No. 48 did not impact the our financial condition, results of operations or cash flows. See Note 8, Income Taxes for further discussion on the adoption of FIN No. 48.
     FSP No. EITF 00-19-2 — In December 2006, the FASB approved FASB Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 did not have a material effect on our consolidated financial statements.
     SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this pronouncement on its financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. There have been no significant changes in our market risk during the three months ended March 31, 2007 from what was disclosed in Form S-1 filed with the SEC on March 7, 2007.
Interest Rate Risk
     Our primary interest rate risk is associated with our variable rate long-term debt. We have a total outstanding balance of variable rate long-term debt, including the current portion, of $124.4 million as of March 31, 2007. The interest rate on this variable long-term debt is indexed to the LIBOR and was 12.1% for the quarter ended March 31, 2007. A one percent increase in the interest rate on our variable interest long-term debt outstanding as of March 31, 2007, would increase our annual interest expense by approximately $1.2 million per year.
     We have short-term investments that are subject to interest rate risk that may impact the return on those investments.
     We do not expect our operating results, financial condition or cash flows to be materially affected by changes in market interest rates.
Foreign Currency Exchange Rates
     We are exposed to foreign currency exchange rate risk as it relates to our international operations. We currently do not hedge our currency exchange rate risk and, as such, we are exposed to fluctuations in the value of the U.S. dollar against other currencies. Our international subsidiaries and equity investees generally use the currency of the jurisdiction in which they reside, or local currency, as their functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date and the resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Income and expense accounts are translated at the average monthly exchange rates during the reporting period. The effects of changes in exchange rates between the U.S. Dollar and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) as a component of net loss.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Company management, along with our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation and in light of our material weaknesses noted in our Form S-1 registration statement dated March 7, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective; however, we have performed detailed account reconciliation reviews and additional analyses of the balance sheet and income statement accounts as well as other post-closing procedures to ensure the condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the condensed consolidated financial statements included in this report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Controls
     As previously disclosed in connection with the audit of our consolidated financial statements for the years ended December 31, 2006 and 2005 included in our registration statement on Form 1-S/A dated March 7, 2007, both we and our independent public accountants identified material weaknesses, as well as significant deficiencies, with respect to our internal controls over financial reporting. In light of the material weaknesses and significant deficiencies noted, we have taken a number of steps to address and improve our internal controls over financial reporting.
     During the first quarter of 2007 and through the filing of this Quarterly Report, we have continued our remediation efforts to address the material weaknesses and significant deficiencies from prior years.
     We have undertaken the following actions:
•	improved the documentation and implementation of accounting policies and procedures intended to ensure that all transactions are recorded consistently and with the appropriate level of supporting documentation;

•	increased accounting management oversight of the process surrounding the accounting consolidation and reporting process and finalization of the financial information as reported in the Form 10-Q;

•	established a cross departmental team to implement improved policies and procedures for the procurement and payment processes that is intended to also address the proper recording of accounts payable and accrued expenses;

•	continued efforts to improve our controls in the information technology area;

•	trained our employees with respect to our company values and specifically trained the accounting department concerning the importance of controls in a public company environment;

•	formally commenced our documentation and testing of our internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002; and

•	subsequent to the end of the first quarter, we hired a Chief Accounting Officer with thorough knowledge and experience with technical accounting and U.S. GAAP reporting requirements to oversee our accounting and internal controls over financial reporting.
     We continue our efforts to remediate the previously disclosed internal control deficiencies. We continue to dedicate substantial resources to this effort and believe that we have made progress in establishing effective internal controls over financial reporting.

CLEARWIRE CORPORATION AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to various pending judicial and administrative proceedings. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result is not likely to have a material adverse effect on our liquidity, financial condition or results of operations.
Item 1A. Risk Factors
Risks Relating to Our Company
We are an early stage company, we have a history of operating losses and we expect to continue to realize significant net losses for the foreseeable future.
     We have only recently begun to implement our business strategy and we amended that strategy significantly in connection with our sale of NextNet in August 2006. We have recorded a net loss in each reporting period since our inception. As Clearwire is at an early stage of development, we cannot anticipate with certainty what our earnings, if any, will be in any future period. However, we expect to incur significant net losses as we develop and deploy our network in new and existing markets, expand our services and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations will be adequate to cover our anticipated expenses. In addition, at this stage of our development we are subject to the following risks:
•	our results of operations may fluctuate significantly, which may adversely affect the value of an investment in our Class A common stock;

•	we may be unable to develop and deploy our network, expand our services, meet the objectives we have established for our business strategy or grow our business profitably, if at all;

•	it may be difficult to predict accurately our key operating and performance metrics because of our limited operating history; and

•	our network and related technologies may fail or the quality and number of services we are able to provide may decline if our network operates at maximum capacity for an extended period of time.
     If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be materially and adversely affected.
     If we do not obtain additional financing, our business prospects, financial condition and results of operations will be adversely affected.
     We believe our cash and short-term investments afford us adequate liquidity for at least the next 12 months, although we may raise additional capital during this period if acceptable terms are available. In addition to our fiscal 2007 cash needs to fund operating losses, capital expenditures, working capital and acquisition commitments, we also expect to enter into additional spectrum acquisition agreements in the future. We also expect to require substantial additional capital in the long-term to fund our business and our success and viability will depend on our ability to raise additional capital on reasonable terms. The amount and timing of our long-term capital needs will depend on the extent of our network deployment, which we may adjust based on available capital and, to a lesser degree, based on the schedule on which mobile WiMAX technologies become available, which factors are difficult to estimate at this time. We may not be able to secure adequate additional financing when needed on acceptable terms or at all. To execute

CLEARWIRE CORPORATION AND SUBSIDIARIES
our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than our initial public offering price or the market price of our Class A common stock at the time of such issuance. We will likely seek significant additional debt financing, in the short-term and the long-term, and, as a result, will likely incur significant interest expense. Our existing level of debt may make it more difficult for us to obtain this debt financing, may reduce the amount of money available to finance our operations and other business activities, may expose us to the risk of increasing interest rates, may make us more vulnerable to general economic downturns and adverse industry conditions, and may reduce our flexibility in planning for, or responding to, changing business and economic conditions. We also may decide to sell additional debt or equity securities in our domestic or international subsidiaries, which may dilute our ownership interest in or reduce or eliminate our income, if any, from those entities. If we cannot secure sufficient additional funding we may forego strategic opportunities or delay, scale back and eliminate network deployments, operations, spectrum acquisitions and investments.
     Certain holders of our warrants are entitled to pre-emptive rights in unregistered equity offerings completed within one year after the date of our initial public offering, which may delay or otherwise adversely affect our ability to raise additional funds.
     We have committed to deploy a wireless broadband network using mobile WiMAX technologies under certain circumstances, even if there are alternative technologies available in the future that would be technologically superior or more cost effective.
     Under the terms of our strategic collaboration agreement with Intel, we have committed to use commercially reasonable efforts to deploy a mobile WiMAX based network once mobile WiMAX equipment is commercially available and satisfies certain technical performance criteria. While vendors currently expect mobile WiMAX equipment to be commercially available in the fourth quarter of this year, we cannot assure you that commercial quantities of mobile WiMAX equipment meeting our requirements will be available on this schedule or that they will be successfully developed at all. Other competing technologies may be developed that have advantages over mobile WiMAX, and operators of other networks based on these competing technologies may be able to deploy their networks at a lower cost than that incurred in deploying a mobile WiMAX network, which may allow those operators to compete more effectively. Additionally, if other network operators do not adopt and deploy mobile WiMAX, equipment manufacturers may be unwilling to invest the time and money necessary to develop infrastructure equipment and end user devices that meet our business needs. Furthermore, we are depending on the wide scale deployment of mobile WiMAX networks to drive an adequate volume of demand which we expect will support reasonably priced equipment. As a result, our commitment to deploy mobile WiMAX technology on our network may lead to problems acquiring new subscribers and dissatisfaction among our existing subscribers, either of which would harm our prospects, financial condition and results of operations.
     Additionally, mobile WiMAX may not perform as we expect, or as well as our existing Expedience technology, and therefore we may not be able to deliver the quality or types of service we expect. We also may discover unanticipated costs associated with deploying and maintaining our network or delivering services we must offer in order to remain competitive. These risks could reduce our subscriber growth, increase our costs of providing services or increase our churn. Churn is an industry term we use to measure the rate at which subscribers terminate service. We calculate this metric by dividing the number of subscribers who terminate their service in a given month by the average number of subscribers during that month, in each case excluding those who subscribe for and terminate our service within 30 days.
     If third parties fail to develop and deliver the equipment that we need for both our existing and future networks, we may be unable to execute our business strategy or operate our business.
     We currently depend on third parties to develop and deliver complex systems, software and hardware products and components for our network in a timely manner, at a high level of quality. Motorola is our sole supplier of equipment and software for the Expedience system currently deployed on our network, which was developed by NextNet. The Expedience system consists of network components used by us and subscriber equipment used by our subscribers. To successfully execute our business strategy, Motorola must not only continue to produce the Expedience system, including the software and hardware components, and deliver it when needed by us, but must also continue to further upgrade and evolve the technology for our business to remain competitive until we deploy mobile WiMAX technologies. Any failure by Motorola to meet these needs may impair our ability to execute our business strategy and our ability to operate our business.

CLEARWIRE CORPORATION AND SUBSIDIARIES
     For our planned mobile WiMAX deployment, we are relying on third parties, including Motorola and Intel, to develop the network components and subscriber equipment necessary to build and operate our mobile WiMAX networks. As mobile WiMAX is a new and highly sophisticated technology, we cannot be certain that these third parties will be successful in their development efforts. Even if these parties are successful, the development process for mobile WiMAX network components and subscriber equipment may be lengthy and subject to significant delays. If these third parties are unable to develop mobile WiMAX network components and subscriber equipment on a timely basis that perform according to our expectations, we may be unable to deploy mobile WiMAX on our networks when we expect, or at all. If we are unable to deploy mobile WiMAX in a timely manner, we may be unable to execute our business strategy and our prospects and results of operations would be harmed.
     Many of our competitors are better established and have significantly greater resources than we have, which may make it difficult to attract and retain subscribers.
     The market for broadband and related services is highly competitive, and we compete with several other companies within each of our markets. Many of our competitors are well established with larger and better developed networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Our competitors may subsidize competing services with revenue from other sources and, thus, may offer their products and services at prices lower than ours. Our competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services. We may not be able to reduce our prices or otherwise combine our services with other products or services, which may make it more difficult to attract and retain subscribers.
     Many of our competitors are better established or have greater financial resources than we have. Our competitors include:
•	cable operators offering high-speed Internet connectivity services and voice communications;

•	incumbent and competitive local exchange carriers providing DSL services over their existing wide, metropolitan and local area networks;

•	3G cellular, PCS and other wireless providers offering wireless broadband services and capabilities, including developments in existing cellular and PCS technology that may increase network speeds or have other advantages over our services;

•	Internet service providers offering dial-up Internet connectivity;

•	municipalities and other entities operating WiFi networks, some of which are free or subsidized;

•	providers of VoIP and other telephony services;

•	wireless Internet service providers using licensed or unlicensed spectrum;

•	satellite and fixed wireless service providers offering or developing broadband Internet connectivity and VoIP telephony;

•	electric utilities and other providers offering or planning to offer broadband Internet connectivity over power lines; and

•	resellers providing wireless Internet or other wireless services using infrastructure developed and operated by others.
     We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. For example, Sprint Nextel, or Sprint, has announced its intention to deploy a mobile WiMAX network covering 100 million people in the United States by the end of 2008. Sprint has substantially greater resources than we do, giving them certain advantages over us. Sprint may deploy their network in some of the same markets in which we have deployed or plan to deploy our network. Sprint or other operators may deploy their network faster or more broadly than we do, thereby obtaining a time to market advantage over us. There can be no assurances that there will be

CLEARWIRE CORPORATION AND SUBSIDIARIES
sufficient customer demand for services offered over mobile WiMAX networks in the same markets to allow multiple operators, if any, to succeed.
     Our substantial indebtedness and restrictive debt covenants could limit our financing options and liquidity position and may limit our ability to grow our business.
     In August 2005, we issued senior secured notes, due 2010, in an aggregate principal amount of $260.3 million, and warrants to purchase up to 6,942,552 shares of our Class A common stock. In February 2006, we issued additional senior secured notes, due 2010, in an aggregate principal amount of $360.4 million, and warrants to purchase up to 9,609,334 shares of our Class A common stock. In August 2006 we borrowed an additional $125.0 million under a term loan. We also borrowed $10.0 million from BCE Nexxia, an affiliate of Bell Canada, in June 2006 in connection with the build-out and deployment of our VoIP infrastructure. So long as these debt obligations remain outstanding until they mature, we are required to make aggregate interest payments and principal payments.
     Our indebtedness could have important consequences to the holders of our Class A common stock, such as:
•	we may not be able to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us or at all;

•	we may be unable to refinance our indebtedness on terms acceptable to us, or at all;

•	our substantial indebtedness may make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures; and

•	cash flows from operations and investing activities have been negative since inception and will continue to be so for some time, and our remaining cash, if any, may be insufficient to operate our business.
     Additionally, covenants in the indenture governing our senior secured notes and in the security agreement governing our commercial loan impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:
•	pay dividends to our stockholders;

•	incur, or cause certain of our subsidiaries to incur, additional indebtedness;

•	permit liens on or conduct sales of any assets pledged as collateral;

•	sell all or substantially all of our assets or consolidate or merge with or into other companies;

•	repay existing indebtedness; and

•	engage in transactions with affiliates.
     A breach of any of these covenants could result in a default under our senior secured notes and our commercial loans. If a default causes our debt repayment obligations to be accelerated, our assets may be insufficient to repay the amount due in full. If we are unable to repay or refinance those amounts, the trustee for, or holders of, our senior secured notes, and the collateral agent for our commercial loan, could proceed against the assets pledged to secure these obligations, which include a substantial portion of our spectrum assets and substantially all of our other assets.
     These restrictions may limit our ability to obtain additional financing, withstand downturns in our business and take advantage of business opportunities. Moreover, we may seek additional debt financing on terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

CLEARWIRE CORPORATION AND SUBSIDIARIES
     We and our independent public accountants have both identified material weaknesses and other significant deficiencies in our internal control over financial reporting during 2005 and 2006. If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results in an accurate and timely manner could harm our business and adversely impact the trading price of our Class A common stock.
     Prior to our initial public offering in March 2007, we have been a private company and have not filed reports with the SEC. As a public reporting company we are required, among other things, to maintain a system of effective control over financial reporting. We produce our consolidated financial statements in accordance with the requirements of generally accepted accounting principles in the United States (“U.S. GAAP”), but our internal control may not currently meet all of the standards applicable to companies with publicly traded securities.
     Effective internal controls are necessary to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business, brand and reputation with investors may be harmed. As a result, our current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have in the past discovered, and may in the future discover, areas of our internal control that need improvement.
     We and our independent public accountants have identified material weaknesses in our internal controls during 2005 and 2006. A material weakness is a significant deficiency that, by itself or in combination with other control deficiencies, results in more than a remote likelihood that a material misstatement in our annual or interim financial statements will not be prevented or detected.
     In 2005, we determined that there were material weaknesses related to our lack of sufficient review of our accounting for nonroutine and complex transactions and a lack of proper cutoff of accounts payable and accrued expenses. The weakness for nonroutine and complex transactions specifically included accounting for equity-method investments and issuance of debt with detachable warrants. During 2006, we determined that a material weakness in internal controls existed because of a lack of properly designed internal control over the preparation and review of the financial statements. We have also identified other significant deficiencies in our internal controls.
     If we do not establish and maintain an effective system of internal control and address and remediate our material weaknesses and other significant deficiencies, the reliability of our periodic reports on Form 10-Q and annual report on Form 10-K may be compromised. This may result in a restatement of our financial statements, such as past restatements of our financial statements for the nine months ended September 30, 2005 and 2006 and for the years ended December 31, 2004 and 2005. In addition, reporting any material weakness may negatively impact investors’ perception of us. We have allocated, and will continue to allocate, significant additional resources to remediating any deficiencies in our internal control. We are in the process of addressing and remedying the identified material weaknesses in internal control over financial reporting, as well as all other identified significant deficiencies. However, elements of our remediation plan can only be accomplished over time, and our initiatives ultimately may not result in an effective internal control environment.
     Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution and distractions from our core business.
     We have entered, and may in the future enter, into strategic transactions, including strategic supply and service agreements and acquisitions of other assets and businesses. Any such transactions can be risky, may require a disproportionate amount of our management and financial resources and may create unforeseen operating difficulties or expenditures, including:
•	difficulties in integrating acquired technologies and operations into our business while maintaining uniform standards, controls, policies and procedures;

•	obligations imposed on us by counterparties in such transactions that limit our ability to obtain additional financing, our ability to compete in geographic areas or specific lines of business, or other aspects of our operational flexibility;

CLEARWIRE CORPORATION AND SUBSIDIARIES
•	increasing cost and complexity of assuring the implementation and maintenance of adequate internal control and disclosure controls and procedures, and of obtaining the reports and attestations required under the Securities Exchange Act of 1934;

•	difficulties in consolidating and preparing our financial statements due to poor accounting records, weak financial controls and, in some cases, procedures at acquired entities not based on U.S. GAAP particularly those entities in which we lack control; and

•	inability to predict or anticipate market developments and capital commitments relating to the acquired company, business or technology.
     In the past, some of our business acquisitions have given rise to significant deficiencies in financial reporting controls in certain areas such as cash, inventory, fixed assets, prepaid site rentals, value-added tax receivables and depreciation expense, as well as inconsistent preparation of monthly routine elimination entries that resulted in intercompany transactions not properly eliminated in consolidation at year end. In addition, acquisitions of, and investments in, businesses organized outside the United States often can involve additional risks, including:
•	difficulties, as a result of distance, language, legal or culture differences, in developing, staffing and managing foreign operations;
•	lack of control over our equity investees and other business relationships;
•	currency exchange rate fluctuations;
•	longer payment cycles;
•	credit risk and higher levels of payment fraud;
•	foreign exchange controls that might limit our control over, or prevent us from repatriating, cash generated outside the United States;
•	potentially adverse tax consequences;
•	expropriation or nationalization of assets;
•	differences in regulatory requirements that may make it difficult to offer all of our services;
•	unexpected changes in regulatory requirements;
•	difficulties in foreign corporate law that have and may create additional administrative burdens and legal risks;
•	increased management time and resources to manage overseas operations;
•	trade barriers and import and export restrictions; and
•	political or social unrest and economic instability.
     The anticipated benefit of any of our strategic transactions may never materialize. Future investments, acquisitions or dispositions, or similar arrangements could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Any such transactions may require us to obtain additional equity or debt financing, which may not be available on favorable terms, or at all. We have experienced certain of these risks in connection with our acquisitions and investments in the past, and the occurrence of any of these risks in the future may have a material effect on our business.

CLEARWIRE CORPORATION AND SUBSIDIARIES
     We may experience difficulties in constructing, upgrading and maintaining our network, which could adversely affect customer satisfaction, increase subscriber churn and reduce our revenues.
     Our success depends on developing and providing services that give subscribers a high quality experience. We expect to expend significant resources in constructing, maintaining and improving our network. Additionally, as the number of subscribers using our network increases, as the usage habits of our subscribers change and as we increase our service offerings, we may need to upgrade our network to maintain or improve the quality of our services. If we do not successfully implement upgrades to our network, the quality of our services may decline and the rate of our subscriber churn may increase.
     We may experience quality deficiencies, cost overruns and delays with our construction, maintenance and upgrade projects including the portions of those projects not within our control. The construction of our network requires permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such entities often limit the expansion of transmission towers and other construction necessary for our network. Failure to receive approvals in a timely fashion can delay system rollouts and raise the cost of completing construction projects. In addition, we typically are required to obtain rights from land, building and tower owners to install the antennas and other equipment that provide our service to our subscribers. We may not be able to obtain, on terms acceptable to us or at all, the rights necessary to construct our network and expand our services.
     We also may face challenges in managing and operating our network. These challenges include ensuring the availability of subscriber equipment that is compatible with our network and managing sales, advertising, customer support, and billing and collection functions of our business while providing reliable network service that meets our subscribers’ expectations. For example, our billing system was designed by, and is currently serviced by, a vendor for whom we believe we are the largest customer and, if this vendor were to experience operational or financial distress, we may be required to replace our billing provider or implement a new billing system which could disrupt our operations and cause us to incur expenses we do not currently anticipate. Our failure in any of these areas could adversely affect customer satisfaction, increase subscriber churn, increase our costs, decrease our revenues and otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.
     If we do not obtain and maintain rights to use licensed spectrum in one or more markets, we may be unable to operate in these markets, which could adversely affect our ability to execute our business strategy.
     To offer our services using licensed spectrum both in the United States and internationally, we depend on our ability to acquire and maintain sufficient rights to use spectrum through ownership or long-term leases in each of the markets in which we operate or intend to operate. Obtaining the necessary amount of licensed spectrum can be a long and difficult process that can be costly and require a disproportionate amount of our resources. We may not be able to acquire, lease or maintain the spectrum necessary to execute our business strategy. In addition, we may spend significant resources to acquire spectrum, even if the amount of spectrum actually acquired in certain markets is not adequate to deploy our network on a commercial basis in all such markets.
     Using licensed spectrum, whether owned or leased, poses additional risks to us, including:
•	inability to satisfy build-out or service deployment requirements upon which our spectrum licenses or leases are, or may be, conditioned;
•	adverse changes to regulations governing our spectrum rights;
•	inability to use the spectrum we have acquired or leased due to interference from licensed or unlicensed operators in our band or in adjacent bands;
•	refusal by the FCC or one or more foreign licensing authorities to recognize our acquisition or lease of spectrum licenses from others or our investments in other license holders;

CLEARWIRE CORPORATION AND SUBSIDIARIES
•	inability to offer new services or to expand existing services to take advantage of new capabilities of our network resulting from advancements in technology due to regulations governing our spectrum rights;
•	inability to control leased spectrum due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders;
•	failure of the FCC or other regulators to renew our spectrum licenses as they expire and our failure to obtain extensions or renewals of spectrum leases before they expire;
•	potentially significant increases in spectrum prices, because of increased competition for the limited supply of licensed spectrum both in the United States and internationally; and
•	invalidation of our authorization to use all or a significant portion of our spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.
     We expect the FCC to make additional spectrum available from time to time, including 60 MHz of spectrum in the 700 MHz band. Congress has directed that the FCC conduct an auction for the 700 MHz band spectrum no later than January 28, 2008. Additionally, other companies hold spectrum rights that could be made available for lease or sale. The availability of additional spectrum in the marketplace could change the market value of spectrum rights generally and, as a result, may adversely affect the value of our spectrum assets.
     Interruption or failure of our information technology and communications systems could impair our ability to provide our services, which could damage our reputation and harm our operating results.
     We have experienced service interruptions in some markets in the past and may experience service interruptions or system failures in the future. Any service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues. If we experience frequent or persistent system or network failures, our reputation and brand could be permanently harmed. We may make significant capital expenditures to increase the reliability of our systems, but these capital expenditures may not achieve the results we expect.
     Our services depend on the continuing operation of our information technology and communications systems. Any damage to or failure of these systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our network is unreliable. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning may not be adequate. The occurrence of a natural disaster or unanticipated problems at our network centers could result in lengthy interruptions in our service and adversely affect our operating results.
     A number of our significant business arrangements are between us and parties that have an investment in or a fiduciary duty to our company, and the terms of those arrangements may not be beneficial to us.
     We are party to a number of services, development, supply and licensing agreements with parties that have an ownership or fiduciary relationship with us, including agreements between us and Intel, Motorola, and Bell Canada, as well as agreements with ERH and Eagle River, Inc. (“ERI”), each of which are controlled by Mr. McCaw. These relationships may create actual or potential conflicts of interest, and may cause the parties to these arrangements to make decisions or take actions that do not reflect your best interests.
     We will pay Mr. McCaw annual compensation, in his capacity as our Chairman, of $300,000 per year plus expense reimbursements. In addition, Mr. McCaw and his affiliates face only limited restrictions on their ability to compete with us. Because these limitations are not universal, there may arise conflicts of interest that restrict or inhibit our ability to operate our business, make acquisitions and obtain financing. Furthermore, in addition to Mr. McCaw, certain members of our management team are also employed by, or have interests in, ERH or its affiliates or one of Mr. McCaw’s other investments, including Mr. Wolff, our Chief Executive Officer who serves as President of ERH.
     Our commercial agreements with Motorola, Intel and Bell Canada were entered into concurrently with purchases of our shares of capital stock by each of these entities or their affiliates. None of these agreements restricts these parties from entering into similar arrangements with other parties. Neither Mr. McCaw, ERH, Intel, Motorola or any of our other debt or equity security holders, nor any of their respective affiliates, are obligated to purchase equity from, or contribute or lend funds to, us or any of our subsidiaries or equity investees.

CLEARWIRE CORPORATION AND SUBSIDIARIES
     The industries in which we operate are continually evolving, which makes it difficult to evaluate our future prospects and increases the risk of your investment. Our products and services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.
     The broadband services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions, evolving industry standards and changing regulatory requirements. For example, we plan to introduce a PC Card compatible with our current Expedience technology in the second half of 2007. Additionally, our planned deployment of mobile WiMAX depends on the development of network equipment and subscriber devices based on the mobile WiMAX standard. Each of these development efforts faces a number of continuing technological and operational challenges. We believe that our success depends on our ability to anticipate and adapt to these and other challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on future technological development, such as:
•	existing service providers may use more traditional and commercially proven means to deliver similar or alternative services;
•	new service providers may use more efficient, less expensive technologies, including products not yet invented or developed;
•	consumers may not subscribe to our services;
•	we may not be able to realize economies of scale;
•	we may be unable to respond successfully to advances in competing technologies in a timely and cost-effective manner;
•	we may lack the financial and operational resources necessary to enable migration toward mobile WiMAX technology and the development and deployment of network components and software that do not currently exist and that may require substantial upgrades to or replacements of existing infrastructure; and
•	existing, proposed or undeveloped technologies may render our existing or planned services less profitable or obsolete.
     As our services and those offered by our competitors develop, businesses and consumers may not accept our services as an attractive alternative to other means of receiving wireless broadband services.
     We rely on highly skilled executives and other personnel. If we cannot retain and motivate key personnel, we may be unable to implement our business strategy.
     Our future success depends largely on the expertise and reputation of Mr. McCaw and the members of our senior management team, including Benjamin G. Wolff, Chief Executive Officer, Perry S. Satterlee, President and Chief Executive Officer of our operations in the United States, Nicolas Kauser, our Chief Technology Officer, Scott Richardson, our Chief Strategy Officer, R. Gerard Salemme, our Executive Vice President for Strategy, Policy and External Affairs, and John A. Butler, our Chief Financial Officer. In addition, we intend to hire additional highly skilled individuals to staff our operations in the United States and internationally. Loss of any of our key personnel or the inability to recruit and retain qualified individuals could adversely affect our ability to implement our business strategy and operate our business.
     In addition, to successfully introduce our services in new markets and grow our business in existing markets, we rely on the skills of our general managers in these markets. If we cannot hire, train and retain motivated and well-qualified individuals to serve as general managers in our markets, we may face difficulties in attracting, recruiting and retaining various sales and support personnel in those markets, which may lead to difficulties in growing our subscriber base.

CLEARWIRE CORPORATION AND SUBSIDIARIES
     Certain aspects of our VoIP telephony services differ from traditional telephone service, which may limit the attractiveness of our services.
     We intend to continue to offer VoIP telephony as a value added service with our wireless broadband Internet service. Our VoIP telephony services differ from traditional phone service in several respects, including:
•	our subscribers may experience lower call quality than they experience with traditional wireline telephone companies, including static, echoes and transmission delays;
•	our subscribers may experience higher dropped-call rates than they experience with traditional wireline telephone companies;
•	a power loss or Internet access interruption may cause our service to be interrupted; and
•	at this time we do not offer local number portability to our subscribers.
     If our subscribers do not accept the differences between our VoIP telephony services and traditional telephone service, they may not adopt or keep our VoIP telephony services or our other services, or may choose to retain or return to service provided by traditional telephone companies.
     Additionally, although we are compliant with the Federal Communication Commission’s (“FCC”), November 28, 2005 mandate that all VoIP providers transmit all 911 calls to the appropriate public safety answering point (“PSAP”), our VoIP emergency calling service is significantly more limited than the emergency calling services offered by traditional telephone companies. Our VoIP emergency calling service can transmit to a dispatcher at a PSAP only the location information that the subscriber has registered with us, which may at times be different from the actual location at the time of the call due to the portability of our services. As a result, if our subscribers fail to properly register or update their registered locations, our emergency calling systems may not assure that the appropriate PSAP is reached and may cause significant delays, or even failures, in callers’ receipt of emergency assistance. Our failure to develop or operate an adequate emergency calling service could subject us to substantial liabilities and may result in delays in subscriber adoption of our VoIP services or our other services, abandonment of our services by subscribers, and litigation costs, damage awards and negative publicity, any of which could harm our business, prospects, financial condition or results of operations. Furthermore, potential changes by the FCC to current intercarrier compensation mechanisms could result in significant changes to our costs of providing VoIP telephony, thereby eliminating pricing benefits between VoIP telephony services and traditional telephone services and our potential profitability.
     Our activities outside the United States operate in a competitive environment different than the environment within the United States. Any difficulties in managing these businesses could occupy a disproportionate amount of our management’s attention and disrupt our operations.
     We operate or hold spectrum outside of the United States through our subsidiaries in Belgium, Ireland, Poland, Romania and Spain and through equity investees in Denmark and Mexico. We intend to continue to pursue opportunities in certain international markets through acquisitions and strategic alliances. Our activities outside the United States operate in different environments than we face in the United States, particularly with respect to competition. In addition, we have only recently begun to assemble a management team dedicated to addressing our international business operations. Due to these differences, our activities outside the United States may require a disproportionate amount of our management and financial resources, which could disrupt our operations and adversely affect our business.
     In a number of international markets, we face substantial competition from local service providers that offer or may offer their own wireless broadband or VoIP telephony services and from other companies that provide Internet connectivity services. We may face heightened challenges in gaining market share, particularly in certain European countries, where a large portion of the population already has broadband Internet connectivity and incumbent companies already have a dominant market share in their service areas. Furthermore, foreign providers of competing services may have a substantial advantage over us in attracting subscribers due to a more established brand, greater knowledge of local subscribers’ preferences and access to significant financial or strategic resources.

CLEARWIRE CORPORATION AND SUBSIDIARIES
     In addition, in some international markets, foreign governmental authorities may own or control the incumbent telecommunications companies operating under their jurisdiction. Established relationships between government-owned or government-controlled telecommunications companies and their traditional local telecommunications providers often limit access of third parties to these markets. The successful expansion of our international operations in some markets may depend on our ability to locate, form and maintain strong relationships with established local communication services and equipment providers. Failure to establish these relationships or to market or sell our products and services successfully could limit our ability to attract subscribers to our services.
     We may be unable to protect our intellectual property, which could reduce the value of our services and our brand.
     Our ability to compete effectively depends on our ability to protect our proprietary network and system designs. We may not be able to safeguard and maintain our proprietary rights. We rely on patents, trademarks and policies and procedures related to confidentiality to protect our intellectual property. Some of our intellectual property, however, is not covered by any of these protections.
     Our pending patent applications may not be granted or, in the case of patents issued or to be issued, the claims allowed may not be sufficiently broad to protect our intellectual property. Even if all of our patent applications were issued and were sufficiently broad, our patents may be challenged or invalidated. In addition, the United States Patent and Trademark Office may not grant federal registrations based on our pending trademark applications. Even if federal registrations are granted, these trademark rights may be challenged. Moreover, patent and trademark applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any foreign patents may be difficult and expensive to obtain and enforce. We could, therefore, incur substantial costs in prosecuting patent and trademark infringement suits or otherwise protecting our intellectual property rights.
     We could be subject to claims that we have infringed on the proprietary rights of others, which claims would likely be costly to defend, could require us to pay damages and could limit our ability to use necessary technologies in the future.
     Competitors or other persons may independently develop or patent technologies or processes that are substantially equivalent or superior to ours or that are necessary to permit us to deploy and operate our network, whether based on Expedience or mobile WiMAX and VoIP technology. These persons may claim that our services and products infringe on these patents or other proprietary rights. For instance, certain third parties claim that they hold patents relating to certain aspects of mobile WiMAX technology. These third parties may seek to enforce these patent rights against the operators of mobile WiMAX networks and VoIP telephony service providers, such as us. Defending against infringement claims, even meritless ones, would be time consuming, distracting and costly. If we are found to be infringing the proprietary rights of a third party, we could be enjoined from using such third party’s rights, may be required to pay substantial royalties and damages, and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all. Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of our services and could cause us to expend significant resources to develop or acquire non-infringing intellectual property.
     If our data security measures are breached, subscribers may perceive our network and services as not secure.
     Our network security and the authentication of our subscriber credentials are designed to protect unauthorized access to data on our network. Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome our network security and obtain access to data on our network, including on a device connected to our network. In addition, because we operate and control our network and our subscribers’ Internet connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by our subscribers. An actual or perceived breach of network security, regardless of our responsibility, could harm public perception of the effectiveness of our security measures, adversely affect our ability to attract and retain subscribers, expose us to significant liability and adversely affect our business prospects.

CLEARWIRE CORPORATION AND SUBSIDIARIES
     Our business depends on a strong brand, and if we do not maintain and enhance our brand, our ability to attract and retain subscribers may be impaired and our business and operating results harmed.
     We believe that our brand is a critical part of our business. Maintaining and enhancing our brand may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and maintain the “Clearwire” brand, or if we incur significant expenses in this effort, our business, prospects, operating results and financial condition may be harmed. We anticipate that maintaining and enhancing our brand will become increasingly important, difficult and expensive.
     We are subject to extensive regulation that could limit or restrict our activities and adversely affect our ability to achieve our business objectives. If we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.
     Our acquisition, lease, maintenance and use of spectrum licenses are extensively regulated by federal, state, local and foreign governmental entities. These regulations are subject to change over time. In addition, a number of other federal, state, local and foreign privacy, security and consumer laws also apply to our business, including our interconnected VoIP telephony service. These regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. For example, it is also possible that the FCC could subject our capital stock to foreign ownership limitations. If our capital stock were to become subject to such limitations, owners of our capital stock may become subject to obligatory redemption provisions, such as those in our certificate of incorporation. Such restrictions may also decrease the value of our stock by reducing the pool of potential investors in our company and making the acquisition of control of us by potential foreign investors more difficult. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. Regulation of companies that offer competing services, such as cable and DSL providers and incumbent telecommunications carriers, also affects our business indirectly.
     In order to provide “interconnected” VoIP service we need to obtain, on behalf of our customers, North American Numbering Plan telephone numbers, the availability of which may be limited in certain geographic areas of the United States and subject to other regulatory restrictions. As an “interconnected” VoIP and facilities-based wireless broadband provider, we are required under FCC rules, by May 2007, to comply with the Communications Assistance for Law Enforcement Act (“CALEA”), which requires service providers to build certain capabilities into their networks and to accommodate wiretap requests from law enforcement agencies.
     In addition, the FCC or other regulatory authorities may in the future restrict our ability to manage subscribers’ use of our network, thereby limiting our ability to prevent or manage subscribers’ excessive bandwidth demands. To maintain the quality of our network and user experience, we limit the bandwidth used by our subscribers’ applications, in part by restricting the types of applications that may be used over our network. Some providers and users of these applications have objected to this practice. If the FCC or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all subscribers. A decline in the quality of our services could harm our business.
     In certain of our international markets, we may require a license for the use of regulated radio frequencies from national, provincial or local regulatory authorities before providing our services. Where required, regulatory authorities may have significant discretion in granting the licenses and in determining the conditions for use of the frequencies covered by the licenses, and are often under no obligation to renew the licenses when they expire. Additionally, even where we currently hold a license or successfully obtain a license in the future, we may be required to seek modifications to the license or the regulations applicable to the license to implement our business strategy. For example, in certain international markets, the licenses we hold, and the applicable rules and regulations, currently do not specifically permit us to provide mobile services. Thus, prior to offering mobile services to our subscribers in those markets, absent action by the regulatory authorities to modify the licenses and applicable rules, we may need to obtain the approval of the proper regulatory authorities.
     The breach of a license or applicable law, even if inadvertent, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where we already have rights to licensed spectrum. In order to promote competition, licenses may also require that third parties be granted access to our bandwidth, frequency

CLEARWIRE CORPORATION AND SUBSIDIARIES
capacity, facilities or services. We may not be able to obtain or retain any required license, and we may not be able to renew our licenses on favorable terms, or at all.
     Our wireless broadband and VoIP telephony services may become subject to greater state or federal regulation in the future. The scope of the additional regulations that may apply to VoIP telephony services providers and the impact of such regulations on providers’ competitive position are presently unknown.
     We are a “controlled company” within the meaning of the Nasdaq Marketplace Rules and, as a result, rely on, exemptions from certain corporate governance requirements.
     As of March 31, 2007, Mr. McCaw and Intel Capital Corporation, a wholly owned subsidiary of Intel Corporation, and their respective affiliates together beneficially own majority voting power of our outstanding capital stock. Affiliates of Mr. McCaw and Intel Capital are parties to a voting agreement that effectively permits Mr. McCaw, through ERH, to designate four of our directors and Intel Capital to designate two of our directors as long as Intel Capital and its affiliates hold at least 15% of our outstanding capital stock and one of our directors as long as Intel Capital and its affiliates hold at least 7.5% of our outstanding capital stock. Because of the voting agreement and their aggregate voting power, Mr. McCaw and Intel Capital share the ability to elect a majority of our directors.
     As a result of the combined voting power of Mr. McCaw and Intel Capital and their voting agreement, we rely on exemptions from certain Nasdaq corporate governance standards. Under the Nasdaq Marketplace Rules, a company of which more than 50% of the voting power is held by a single person or a group of people is a “controlled company” and may elect not to comply with certain Nasdaq Global Select Market corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors and (3) the requirement that director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. Unless we no longer rely on these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Global Select Market corporate governance requirements.
     Mr. McCaw and Intel Capital are our largest stockholders, and as a result they can exert control over us and may have actual or potential interests that may diverge from yours.
     As of March 31, 2007, Mr. McCaw and his affiliates own Class A common stock and Class B common stock representing approximately 49% of our combined voting power. Intel Capital and its affiliates own Class A common stock and Class B common stock representing approximately 30% of our combined voting power as of that date. By virtue of a voting agreement, Mr. McCaw, and Intel Capital, along with their respective affiliates, collectively own Class A common stock and Class B common stock representing approximately 79% of our combined voting power. Mr. McCaw and Intel Capital may have interests that diverge from those of other holders of our capital stock. As a result, ERH and Intel Capital may vote their shares of capital stock to cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our Class A common stock. Further, under the provisions of our fourth amended and restated certificate of incorporation, Mr. McCaw and Intel Capital, along with their respective affiliates, may, without causing conversion to Class A common stock, transfer their shares of Class B common stock to certain affiliated parties or to any unaffiliated party that provides a voting proxy over the transferred shares of Class B common stock. This would allow Mr. McCaw and Intel Capital, along with their respective affiliates, to retain the right to exercise the voting power attributed to any shares of Class B common stock which they sell or transfer so long as they have been granted a proxy associated with such shares. Moreover, subject to their fiduciary duty obligations, the directors appointed by Mr. McCaw, Intel Capital and Bell Canada, so long as they represent a majority of directors present at any meeting at which an action is taken, acting together could cause us to issue shares of Class B common stock or other classes of common or preferred stock to persons or in a manner that would further concentrate the voting control of or, in the case of preferred stock, that could convey economic preferences over, our Class A common stock.
     Through his control of ERH, Mr. McCaw can currently control our management, affairs and all matters requiring stockholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and, subject to our agreements with Bell Canada and Intel Capital, the composition of our board of directors. Under the voting agreement between Intel Capital and ERH, each party has agreed to vote its shares in favor of four directors designated by ERH and for two directors designated by Intel Capital, for so long as Intel

CLEARWIRE CORPORATION AND SUBSIDIARIES
Capital holds at least 15% of our outstanding capital stock, and for one director designated by Intel Capital, for so long as Intel Capital holds at least 7.5% of our outstanding capital stock. ERH’s right to cause Intel to vote its shares in favor of four individuals designated by ERH is not subject to any minimum share ownership requirement. Under the voting agreement, ERH will retain these rights even if ERH no longer holds any shares of our capital stock. In addition, if all of ERH’s shares of our Class B common stock were to convert into Class A common stock and Intel Capital did not convert any of their shares of our Class B common stock to Class A common stock, Intel Capital would beneficially own shares of common stock representing approximately 30% of our voting power. As a result, Intel Capital would be able to exercise effective control over our company, subject to Intel Capital’s voting agreement with ERH.
     Since our initial public offering in March 2007, the market price of our common stock has been and may continue to be volatile.
     The trading price of our Class A common stock following the offering has been volatile and could be subject to further fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
•	quarterly variations in our results of operations or those of our competitors;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•	disruption to our operations or those of other companies critical to our network operations;
•	the emergence of new competitors or new technologies;
•	our ability to develop and market new and enhanced products on a timely basis;
•	seasonal or other variations in our subscriber base;
•	commencement of, or our involvement in, litigation;
•	availability of additional spectrum;
•	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt including upon the exercise of outstanding warrants and options;;
•	changes in our board or management;
•	adoption of new or different accounting standards;
•	changes in governmental regulations or the status of our regulatory approvals;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements regarding mobile WiMAX and other technical standards; and
•	general economic conditions and slow or negative growth of related markets.
     In addition, the stock market in general, and the market for shares of technology companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. We expect the price of our Class A common stock will be subject to continued volatility.

CLEARWIRE CORPORATION AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) The following sets for the information regarding unregistered equity securities sold by the Company since January 1, 2007:
(1) In January 2007 the Company issued and sold 233,330 shares of Class A common stock to accredited investors at a per share price of $18.00 per share for a total of $4.2 million in connection with the acquisition of spectrum pursuant to a purchase agreement signed on August 9, 2006. The issuance and sale of such shares was affected without registration under the Securities Act in reliance on the exemption from registration provided under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
(2) In February 2007 the Company issued 33,333 share of restricted stock to an executive officer of the registrant at a per share price of $25.00 pursuant to a restricted stock grant agreement. The issuance and sale of such shares was effected without registration under the Securities Act in reliance on the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act and under Section 4(2) of the Securities Act.
(3) From January 1, 2007 to March 31, 2007, the Company issued directors, officers and employees options to purchase 2,869,913 shares of common stock with a per share exercise price of $24.87. The issuance and sale of such shares was affected without registration under the Securities Act in reliance on the exemption from registration provided under Rule 701 of the Securities Act.
(4) In March 2007 the Company issued warrants to purchase 566,667 shares of Class A common stock to accredited investors at a per share price of $48.00 per share and warrants to purchase 833,334 shares of Class A common stock at a per share price of $31.50 in connection with the closing of an acquisition of spectrum pursuant to a purchase agreement signed on December 22, 2006. The issuance of such warrants was affected without registration under the Securities Act in reliance on the exemption from registration provided under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
(b) On March 7, 2007, the Company’s registration statement on Form S-1/A (Registration No. 333-139468) for the initial public offering (“IPO”) of its Class A common stock was declared effective by the SEC. On March 13, 2007, the Company completed its IPO of common stock in which a total of 24,000,000 shares of Class A common shares were sold and issued at an issue price of $25.00 per share. The managing underwriters for the IPO were Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. The Company raised a total of $600.0 million in gross proceeds from the IPO, or approximately $556.8 million in net proceeds after deducting underwriting discounts, commissions and other IPO fees of $43.2 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning ten percent or more of our common stock or to any affiliate of ours. The Company intends to use the proceeds for market and network expansion, spectrum acquisitions and general corporate purposes. None of the net proceeds from the IPO were applied during the first quarter of 2007.
Item 4. Submission of Matters to a Vote of Security Holders
On February 16, 2007, pursuant to a Consent in Lieu of Annual Meeting of the Stockholders of Clearwire Corporation, the following matters were approved by written consent by stockholders of Clearwire holding 17,232,005 shares of Class A common stock and 18,690,953 shares of Class B common stock and representing 51.5% of the total stockholder vote;
1.	The following individuals were elected to directors of the Company: Peter L.S. Currie, Richard Emerson, Nicolas Kauser, Craig O. McCaw, David Perlmutter, Michael J. Sabia, R. Gerard Salemme, Stuart M. Sloan, Arvind Sodhani, Michelangelo A. Volpi, and Benjamin G. Wolff.
2.	The Fourth Amended and Restated Certificate of Incorporation of the Company was adopted and approved.
3.	The Clearwire Corporation 2007 Stock Compensation Plan was approved.
Item 5. Other Information
None

CLEARWIRE CORPORATION AND SUBSIDIARIES
Item 6. Exhibits
EXHIBIT INDEX
3.1	Fourth Amended and Restated Certificate of Incorporation of Clearwire Corporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of stock certificate for Class A common stock.*

4.2	Amended and Restated Stockholders Agreement dated March 16, 2004 among Clearwire Corporation and the parties thereto.*

4.3	Registration Rights Agreement dated November 13, 2003 among Flux U.S. Corporation, Clearwire Holdings, Inc. and Hispanic Information and Telecommunications Network, Inc.*

4.4	Registration Rights Agreement dated March 16, 2004 among Clearwire Corporation and the parties thereto.*

4.5	Registration Rights Agreement dated August 5, 2005 among Clearwire Corporation and certain buyers of the Senior Secured Notes.*

4.6	Investor Rights Agreement dated August 29, 2006 among Clearwire Corporation, Intel Pacific, Inc. and Motorola, Inc.*

4.7	Securities Purchase Agreement dated August 5, 2005 among Clearwire Corporation and the buyers of the Senior Secured Notes, as amended February 16, 2006.*

4.8	Indenture dated August 5, 2005 among Clearwire Corporation, Clearwire LLC, Fixed Wireless Holdings, LLC, NextNet Wireless, Inc. and The Bank of New York, as Trustee, as supplemented February 16, 2006.*

4.9	Form of Senior Secured Note, due 2010.*

4.10	Form of Warrant.*

10.1	Clearwire Corporation 2007 Stock Compensation Plan*

10.2	Stock and Asset Purchase Agreement by and among BellSouth Corporation, Clearwire Spectrum Holdings II LLC, Clearwire Corporation and AT&T Inc., dated as of February 15, 2007*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by Reference to Clearwire’s Registration Statement on Form S-1 (Registration No. 333-139468), as amended.

CLEARWIRE CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION
Date: May 15, 2007	/s/ JOHN A. BUTLER
John A. Butler
Chief Financial Officer