Form 10-Q
period 2007-06-30
CLEARWIRE CORP
filed 2007-08-09
CIK 1285551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares outstanding of the registrant’s Class A common stock as of August 3, 2007 was 134,925,592. The number of shares outstanding of the registrant’s Class B common stock as of August 3, 2007 was 28,596,685.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$380,038	$438,030
Short-term investments	676,265	663,644
Restricted cash	11,657	10,727
Restricted investments	51,941	69,401
Accounts receivable, net of allowance of $2,047 and $753	3,498	2,774
Notes receivable, related party	4,205	4,409
Inventory	1,671	1,398
Prepaids and other assets	30,627	19,219

Total current assets	1,159,902	1,209,602
Property, plant and equipment, net	427,618	302,798
Restricted cash	162	117
Restricted investments	—	16,269
Prepaid spectrum license fees	423,764	241,151
Spectrum licenses and other intangible assets, net	432,208	222,980
Goodwill	31,576	30,908
Investments in equity investees	16,274	14,983
Other assets	27,224	29,565

TOTAL ASSETS	$2,518,728	$2,068,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRRENT LIABILITIES:
Accounts payable and accrued expenses (includes related party balances of $7,936 and $6,799)	$126,638	$108,216
Deferred rent	10,317	6,986
Deferred revenue	8,016	5,599
Due to affiliate	128	532
Current portion of long-term debt	1,250	1,250

Total current liabilities	146,349	122,583
Long-term debt, net of discount of $98,855 and $110,007	654,653	644,438
Other long-term liabilities	56,606	42,385

Total liabilities	857,608	809,406
MINORITY INTEREST	14,109	1,358
COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, par value $0.0001, and additional paid-in capital, 350,000,000 shares authorized; Class A, 134,837,250 and 109,325,236 shares issued and outstanding	2,072,163	1,474,759
Class B, 28,596,685 shares issued and outstanding	234,376	234,376
Common stock and warrants payable	12	166
Deferred compensation	(697)	(116)
Accumulated other comprehensive income	10,443	6,990
Accumulated deficit	(669,286)	(458,566)

Total stockholders’ equity	1,647,011	1,257,609

Total Liabilities and Stockholders’ Equity	$2,518,728	$2,068,373

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Service	$35,484	$15,352	$64,759	$24,893
Equipment and other (includes related party sales of $0, $4,650, $0 and $12,268)	—	11,439	—	24,646

Total revenues	35,484	26,791	64,759	49,539
OPERATING EXPENSES:
Cost of goods and services (exclusive of items shown separately below):
Cost of service (includes related party costs of $662, $0, $1,390 and $0)	23,313	11,890	40,048	20,612
Cost of equipment (includes related party costs of $0, $4,302, $0 and $6,692 )	—	9,218	—	14,358
Selling, general and administrative expense	87,375	49,762	156,032	90,366
Research and development	578	3,212	1,023	5,867
Depreciation and amortization	19,714	9,401	35,899	16,834
Spectrum lease expense	14,823	4,644	28,265	7,988

Total operating expenses	145,803	88,127	261,267	156,025

OPERATING LOSS	(110,319)	(61,336)	(196,508)	(106,486)

OTHER INCOME (EXPENSE):
Interest income	18,820	3,824	35,410	6,886
Interest expense	(23,511)	(19,340)	(47,729)	(30,429)
Foreign currency transaction gains (losses), net	(101)	6	(68)	—
Other income (expense), net	(734)	2,296	1,744	2,247

Total other expense, net	(5,526)	(13,214)	(10,643)	(21,296)
LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(115,845)	(74,550)	(207,151)	(127,782)
Income tax provision	(2,126)	(763)	(2,729)	(1,227)

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(117,971)	(75,313)	(209,880)	(129,009)
Losses from equity investees, net	(1,189)	(1,742)	(2,807)	(3,715)
Minority interest in net loss of consolidated subsidiaries	1,075	246	1,967	636

NET LOSS	$(118,085)	$(76,809)	$(210,720)	$(132,088)

Net loss per common share, basic and diluted	$(0.72)	$(1.01)	$(1.37)	$(1.74)

Weighted average common shares outstanding, basic and diluted	163,276	76,372	153,561	76,061

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(210,720)	$(132,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	2,120	333
Depreciation and amortization	35,899	16,833
Amortization of prepaid license fees	5,347	2,625
Amortization of deferred financing costs and accretion of debt discount	14,409	6,807
Deferred income taxes	2,702	1,227
Share-based compensation	18,202	3,979
Minority interest	(1,967)	(636)
Losses from equity investees, net	2,807	3,715
Gain on other asset disposals	(5)	(1,891)
Gain on sale of equity investment	(2,213)	—
Changes in assets and liabilities, net of effects from acquisitions:
Prepaid spectrum license fees	(172,272)	(12,232)
Inventory	(273)	7,365
Accounts receivable	(2,609)	7,168
Prepaids and other assets	(12,262)	(1,427)
Accounts payable	20,864	(9,009)
Accrued expenses and other liabilities	19,736	35,380
Due to affiliate	(404)	(108)
Net assets held for sale		(7,278)

Net cash used in operating activities	(280,639)	(79,237)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(164,604)	(83,230)
Payments for acquisitions of spectrum licenses and other	(194,830)	(27,671)
Purchases of short-term investments	(1,064,121)	(243,550)
Sales or maturities of short-term investments	1,051,358	173,431
Investments in equity investees	(5,293)	(2,161)
Issuance of notes receivable, related party	—	(2,038)
Restricted cash	(975)	(561)
Restricted investments	33,729	(60,918)
Business acquisitions, net of cash acquired	(7,067)	(44,806)
Proceeds from sale of equity investment	2,250	—

Net cash used in investing activities	(349,553)	(291,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for IPO, net	556,005	—
Proceeds from issuance of common stock for option and warrant exercises	2,182	—
Proceeds from issuance of senior debt and warrants	—	370,350
Deferred financing fees	—	(16,100)
Principal payments on long-term debt	(937)	—
Contributions from minority interests	15,000	—

Net cash provided by financing activities	572,250	354,250
Effect of foreign currency exchange rates on cash and cash equivalents	(50)	2,309

Net decrease in cash and cash equivalents	(57,992)	(14,182)
CASH AND CASH EQUIVALENTS:
Beginning of period	438,030	29,188

End of period	$380,038	$15,006

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Common stock and warrants issued for spectrum licenses	$21,379	$1,985
Common stock and warrants issued for business acquisitions	$15	$24,813
Cash paid for taxes	$26	$—
Cash paid for interest	$42,961	$15,115
Cashless option exercise	$503	$—
Fixed asset purchases in accounts payable	$6,930	$17,873
Non-cash dividends to related party	$1,063	$772
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A		Class B		Common		Accumulated			Total
	Common Stock, Warrants and		Common Stock and		stock		Other		Total	Comprehensive
	Additional Paid In Capital		Additional Paid In Capital		and warrants	Deferred	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Shares	Amount	payable	Compensation	Income (Loss)	Deficit	Equity	(Loss)
Balances at December 31, 2006	109,325	$1,474,759	28,597	$234,376	$166	$(116)	$6,990	$(458,566)	$1,257,609	$(276,731)

Net loss	—	—	—	—	—	—	—	(210,720)	(210,720)	(210,720)
Foreign currency translation adjustment	—	—	—	—	—	—	3,594	—	3,594	3,594
Unrealized loss on short-term investments	—	—	—	—	—	—	(141)	—	(141)	(141)
Common stock issued from IPO, net	24,000	556,005	—	—	—	—	—	—	556,005
Common stock issued for spectrum	233	4,200							4,200
Options and warrants exercised	1,207	2,182							2,182
Cashless option exercises and other stock transactions	39	(618)							(618)
Restricted stock issued	33	833				(833)			—
Warrants issued	—	17,194	—	—	(154)	—	—	—	17,040
Share-based compensation	—	17,608	—	—	—	252	—	—	17,860

Balances at June 30, 2007	134,837	$2,072,163	28,597	$234,376	$12	$(697)	$10,443	$(669,286)	$1,647,011	$(207,267)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The Business
     The condensed consolidated financial statements include the accounts of Clearwire Corporation, a Delaware corporation, and its wholly-owned and majority-owned or controlled subsidiaries (collectively, the “Company” or “Clearwire”). Clearwire was formed on October 27, 2003 and is an international provider of wireless broadband services. Clearwire, which operates as one business segment, delivers high-speed wireless broadband services to individuals, small businesses, and others in a growing number of markets through its advanced network. As of June 30, 2007, the Company offered its services in 40 markets throughout the United States and 3 markets internationally.
     On March 13, 2007, the Company completed its initial public offering (“IPO”) of its Class A common stock in which a total of 24,000,000 shares of Class A common shares were sold and issued at a price of $25.00 per share. The Company raised a total of $600.0 million in gross proceeds, or approximately $555.2 million in net proceeds after deducting underwriting discounts, commissions and other IPO fees of $44.8 million. The Company intends to use the proceeds for market and network expansion, spectrum acquisitions and general corporate purposes.
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
     Due to the sale of its former subsidiary, NextNet Wireless, Inc. (“NextNet”), to Motorola, Inc. (“Motorola”) on August 29, 2006, the Company modified its segment reporting under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, from the two segments previously reported to operating as one reporting segment.
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
     Use of Estimates
     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing appropriate accrual and disclosure treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, the presentation of the financial condition or results of operations may be affected.
     Significant estimates inherent in the preparation of the accompanying financial statements include the application of purchase accounting including the valuation of acquired assets and liabilities, spectrum licenses, allowance for doubtful accounts, depreciation and the fair value of shares granted to employees and third parties.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
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
2. Summary of Significant Accounting Policies
     There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2007 as compared to the significant accounting policies described in the Company’s Registration Statement on Form S-1/A (Registration No. 333-139468) filed on March 7, 2007.
3. Strategic Transactions
     On May 29, 2007, the Company closed an agreement with BellSouth Corporation to acquire for an aggregate price of $300.0 million all interests in SFT Spectrum, LLC and BWC Spectrum, LLC, which collectively held all of AT&T Inc.’s leases and licenses for 2.5 GHz spectrum. These entities were wholly-owned subsidiaries of BellSouth Corporation, which is wholly-owned by AT&T, Inc. as a result of a merger that closed in December 2006. Based on the terms of the agreement, the acquisition was treated as a purchase of assets under Emerging Issues Task Force (“EITF”) 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (“EITF 98-3”). Of the $300.0 million paid to acquire these spectrum leases and licenses, the Company preliminarily allocated $180.0 million to the owned licenses and $120.0 million to the leased licenses based on the estimated fair values of the assets acquired. The allocation of these amounts is preliminary and subject to change upon final determination of the fair values.
     On June 21, 2007, the Company acquired 100% of the interests of RiverCity Software Solutions, LLC and RiverCity IntraISP, LLC from RiverCity Internet Group, for an aggregate purchase price of $7.9 million. RiverCity Software Solutions, LLC and RiverCity IntraISP, LLC specialize in providing billing, online support services (“OSS”) and customer relationship management (“CRM”) software solutions to the communications and services industry. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
4. Property, Plant and Equipment
     Property, plant and equipment as of June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Network and base station equipment	$210,118	$161,875
Customer premise equipment	66,543	47,700
Furniture, fixtures and equipment	34,616	20,546
Leasehold improvements	10,834	8,340
Construction in progress	184,526	112,669

	506,637	351,130
Less: accumulated depreciation	(79,019)	(48,332)

	$427,618	$302,798

     Interest capitalized for the quarters ended June 30, 2007 and 2006 was $5.1 million and $3.7 million, respectively. For the six months ended June 30, 2007 and 2006 interest capitalized was $8.9 million and $6.1 million, respectively. Depreciation expense for the quarters ended June 30, 2007 and 2006 was $19.0 million and $9.0 million, respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 was $33.9 million and $16.1 million, respectively.
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
     During the quarter ended June 30, 2007, the Company paid cash consideration of $184.3 million relating to purchased spectrum rights. During the same quarter, cash consideration paid relating to leased spectrum was $127.9 million. Of these amounts, $180.0 million of the purchased spectrum rights represents licenses acquired in the agreement with BellSouth Corporation discussed in note 3 above, and $120.0 million of the leased spectrum represents leased spectrum acquired in that transaction. The allocation of these amounts is preliminary and subject to change upon final determination of the fair values.
     During the six months ended June 30, 2007, the Company paid consideration of $198.9 million relating to purchased spectrum rights. This consideration was comprised of $194.7 million in cash and $4.2 million in the form of warrants and Class A common stock. During the six month period, consideration paid relating to leased spectrum was $188.2 million and was comprised of $171.1 million in cash and $17.1 million in the form of warrants and Class A common stock.
     For the quarters ended June 30, 2007 and 2006, the Company recorded amortization of $2.5 million and $1.7 million, respectively, on prepaid spectrum license fees and $742,000 and $417,000, respectively, on spectrum licenses and other intangibles. For the six months ended June 30, 2007 and 2006, the Company recorded amortization of $5.3 million and $2.6 million, respectively, on prepaid spectrum license fees and $2.0 million and $772,000, respectively, on spectrum licenses and other intangibles.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
6. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses as of June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Accounts payable	$62,892	$41,710
Accrued interest	26,374	27,272
Salaries and benefits	13,683	12,095
Other	23,689	27,139

	$126,638	$108,216

7. Commitments and Contingencies
     The Company’s commitments for non-cancellable operating leases consist mainly of leases of spectrum licenses, office space, equipment and certain of its network equipment situated on leased sites, including land, towers and rooftop locations. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses and generally have initial terms, including renewal options, of up to 30 years.
     Future payments under spectrum license and operating lease obligations (including all optional renewal periods) as of June 30, 2007 for the six months remaining in 2007 and subsequent calendar years are as follows (in thousands):

		Operating
Years Ending December 31,	Spectrum	Lease	Total
2007, remaining as of June 30	$23,483	$24,201	$47,684
2008	46,897	47,781	94,678
2009	46,851	48,021	94,872
2010	46,801	47,158	93,959
2011	46,718	45,834	92,552
Thereafter, including all renewal periods	1,093,207	882,153	1,975,360

	$1,303,957	$1,095,148	$2,399,105

     In the normal course of business, Clearwire has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these actions will not have a material adverse impact on Clearwire’s financial condition or results of operations.
8. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN No. 48 clarifies the accounting for income taxes by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     As of January 1, 2007, the Company had no unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. There have been no changes to the Company’s liability for unrecognized tax benefits during the six months ended June 30, 2007. The Company has recorded a valuation allowance against a significant portion of its deferred tax assets. Management has reviewed the facts and circumstances, including the limited history and the projected future tax losses and determined that it is appropriate to record a valuation allowance for deferred tax assets that will not be reduced by schedulable deferred tax liabilities.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     The Company and its subsidiaries file income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. As of the date of adoption of FIN 48, the tax returns for 2003 through 2006 remain open to examination by the Internal Revenue Service and various state tax authorities. In addition, the Company has acquired US and foreign entities which operated prior to 2003. Most of the acquired entities generated losses for income tax purposes and remain open to examination by US and foreign tax authorities as far back as 1998.
     The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company had accrued no interest or penalties related to uncertain tax positions.
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
     On March 13, 2007, the Company completed the sale of 24,000,000 shares of its Class A common stock in its IPO. The shares were sold in the offering at a price of $25.00 per share, and the Company received net proceeds of $555.2 million, net of underwriters’ discount, commissions and other IPO fees of $44.8 million. The Company intends to use the proceeds for market and network expansion, spectrum acquisitions and general corporate purposes.
     On July 5, 2007, as a result of our IPO, the Company filed a Registration Statement on Form S-1 (Registration No. 333-144357) covering the resale of up to 14,531,138 shares of the Company’s Class A common stock. All 14,531,138 shares of Class A common stock are issuable on exercise of warrants registered and are to be offered by the selling stockholders. The Company will not receive any part of the proceeds from the sale of common stock by the selling stockholders. If all the shares of common stock are issued upon exercise of outstanding warrants without using any applicable cashless exercise provisions, we will receive $217,967,070 in cash from the warrant holders, assuming the exercise price of the warrants is not adjusted. Any proceeds received by us from the exercise of the warrants will be used by us for general corporate purposes as provided. All such warrants include net exercise, or cashless exercise, provisions that may reduce or eliminate the cash proceeds we receive upon exercise of such warrants; however, any such reduction also will have the effect of reducing the number of shares of Class A common stock issued in net exercise transactions.
10. Share-Based Payments
     On January 19, 2007, Clearwire’s Board of Directors adopted the 2007 Stock Compensation Plan (the “2007 Plan”), which authorizes the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to its employees, directors and consultants. The 2007 Plan was adopted by the Company’s stockholders on February 16, 2007. There are 15,000,000 shares of Class A common stock authorized under the 2007 Plan. Options granted under the 2007 Plan generally vest ratably over four years and expire no later than ten years after the date of grant. Shares to be awarded under the 2007 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired and held as treasury shares, or a combination thereof. At June 30, 2007 there were 11,911,775 shares available for grant under the 2007 Stock Option Plan.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Stock Options
     The Company applies SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Share-based compensation expense is based on the estimated grant-date fair value and is recognized net of a forfeiture rate on those shares expected to vest.
     Compensation cost recognized for these plans for the three months and six months ended June 30, 2007 and 2006 is presented as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of service	$17	$403	$32	$687
Selling, general and administrative	10,316	1,893	18,170	3,292

	$10,333	$2,296	$18,202	$3,979

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected volatility	57.07%	73.76%	57.07% - 64.68%	73.76% - 78.62%
Expected dividend yield	—	—	—	—
Expected life (in years)	6.25	6.25	6.25	6.25
Risk-free interest rate	5.00%	4.92%	4.46% - 5.00%	4.45% - 4.92%
Weighted average fair value per option at grant date	$14.92	$10.44	$15.85	$10.74
     An estimate of 6% was used for the annual forfeiture rate based on the Company’s historical experience since the Company’s inception.
     During the three and six months ended June 30, 2007, the Company granted 643,799 options and 3,513,712 options, respectively, at a weighted average exercise price of $25.01 and $24.90, respectively. During the three and six months ended June 30, 2006, the Company granted 125,467 options and 1,374,228 options, respectively, at a weighted average exercise price of $15.00 for each period.
     As of June 30, 2007 a total of 13,982,136 options were outstanding at a weighted average exercise price of $13.02 of which 5,103,495 options were exercisable at a weighted average exercise price of $5.56. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at June 30, 2007 was $66.0 million and is expected to be recognized over a weighted average period of 3.4 years.
     The Company also granted stock options to employees of entities under common control who performed services to purchase shares of the Company’s Class A common stock. In accordance with SFAS No. 123(R), the fair value of such options was recorded as a dividend and charged against additional paid-in capital on the line item, deferred share-based compensation. For the three and six months ended June 30, 2007 the Company recorded dividends of $0 and $1.1 million, respectively. For the three and six months ended June 30, 2006 the Company recorded dividends of $0 and $772,000, respectively.
     Restricted Stock
     There were no grants of restricted stock during the three months ended June 30, 2007. During the six months ended June 30, 2007, the Company issued 33,333 shares of restricted stock to a certain senior officer at a valuation price of $25.00 per share, which vests over a four-year period. Compensation expense related to restricted stock grants was $155,000 and $359,000 for the quarters ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, compensation expense related to restricted stock grants was $441,000 and $563,000 respectively. As of June 30, 2007, the number of restricted shares outstanding was 449,999 shares and there was $861,000 of total unrecognized compensation cost related to the unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.5 years.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     SAR Plan
     The Company accounts for stock appreciation rights (“SARs”) under SFAS No. 123(R) and records these grants as liability awards as settlement is anticipated to be in cash. The SARs are remeasured at fair value each reporting period until the awards are settled using the same assumptions as a stock option granted under the 2003 Stock Option Plan.
     There were no grants during the first or second quarter of 2007 and there were 4,969 exercisable SARs as of June 30, 2007. The Company recorded $163,000 and $23,000, net of forfeitures, of share-based compensation expense related to SARs during the quarters ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006 the share-based compensation expense related to SARs was $279,000 and $33,000, respectively. The share-based compensation liability at June 30, 2007 for the requisite service that has been rendered was $458,000 and was included in other long-term liabilities.
     Warrants
     There were no warrants granted during the three months ended June 30, 2007. During the six months ended June 30, 2007, the Company issued 1,407,139 warrants at a weighted average exercise price of $37.99 to purchase the Company’s Class A common stock in connection with business acquisitions and the acquisition of spectrum or assets. At June 30, 2007 there were 18,446,368 warrants outstanding with a weighted average exercise price of $16.43 and 18,305,282 warrants exercisable with a weighted average exercise price of $16.45.
     The fair value of warrants granted is estimated on the date of grant using the Black-Scholes option pricing model using the following average assumptions for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected volatility	0.00%	88.54%	64.68% to 88.54%	78.62% to 88.54%
Expected dividend yield	—	—	—	—
Expected life (in years)		5-10	5-10	5-10
Risk-free interest rate	0.00%	3.47%	3.05% - 4.81%	3.47% - 4.59%
Weighted average fair value per warrant at issuance date	$—	$1.59	$12.07	$9.84
11. Net Loss Per Share
     Basic and diluted loss per share has been calculated in accordance with SFAS No. 128, Earnings Per Share, for the three and six months ended June 30, 2007 and 2006. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
     The computations of diluted loss per share for the three and six months ended June 30, 2007 and 2006, did not include the effects of the following options, shares of nonvested restricted stock and warrants as the inclusion of these securities would have been antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock options	13,368,547	8,205,366	12,520,845	8,058,812
Nonvested restricted stock	74,999	83,333	64,134	55,709
Warrants	18,446,368	17,545,558	18,114,073	15,048,107

	31,889,914	25,834,257	30,699,052	23,162,628

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
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
     Total comprehensive loss was $115.9 million and $76.6 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006 total comprehensive loss was $207.3 million and $134.4 million, respectively. The primary difference between net loss as reported and comprehensive loss are foreign currency translation adjustments.
13. Geographic Information
     The Company reports geographical information for revenue and long-lived assets as follows (in thousands):

	Revenue (a)		Revenue (a)		Long-lived Assets (b)
	Three months ended June 30,		Six months ended June 30,		June 30,	December 31,
	2007	2006	2007	2006	2007	2006
United States	$29,070	$22,452	$52,174	$43,030	$1,156,015	$661,444
Europe	6,414	4,339	12,585	6,509	117,590	103,782

	$35,484	$26,791	$64,759	$49,539	$1,273,605	$765,226

(a)	Revenues are attributed to geographic areas based on the location of the customer.

(b)	Consists of property, plant and equipment and prepaid spectrum and spectrum licenses attributable to the geographic area based on location.
14. Related Party Transactions
     Clearwire has a number of strategic and commercial relationships with third-parties that have had a significant impact on Clearwire’s business, operations and financial results and have the potential to have a similar impact in the future. Of these, the material relationships have been with Eagle River Holdings, LLC (“ERH”), Motorola, Intel, Hispanic Information and Telecommunications Network, Inc., (“HITN”), ITFS Spectrum Advisors, LLC (“ISA”), ITFS Spectrum Consultants LLC (“ISC”) and Bell Canada (“Bell”), all of which are or had been related parties.
     Relationships among Certain Stockholders, Directors, and Officers of Clearwire — As of June 30, 2007, ERH is the holder of approximately 65% of Clearwire’s outstanding Class B common stock and approximately 13% of Clearwire’s outstanding Class A common stock. Eagle River Inc. (“ERI”) is the manager of ERH. Each entity is controlled by Craig McCaw. Mr. McCaw and his affiliates have significant investments in other telecommunications businesses, some of which may compete with Clearwire currently or in the future. Mr. McCaw and his affiliates will likely continue to make additional investments in telecommunications businesses.
     ERH also held 3.1% of the Company’s long-term debt as of June 30, 2007 and December 31, 2006. As of June 30, 2007, the notes held by ERH consisted of $23.0 million face value, or $17.2 million net of discounts for warrants. As of December 31, 2006, the notes held by ERH consisted of $23.0 million face value, or $19.3 million net of discounts for warrants. As of June 30, 2007 and December 31, 2006 ERH held warrants entitling it to purchase 613,333 shares of the Company’s Class A common stock. The exercise price of the warrant is the lesser of $15.00 per share or a one-time calculation of the volume weighted average price of the common stock for the first twenty trading days following expiration of the lock-up period applicable to the holder of such warrant, which is expected to occur on September 3, 2007 unless extended pursuant to the registration rights agreement.
     ERH earned interest relating to the notes in the amount of $633,000 and $872,000 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, ERH earned interest relating to the notes in the amount of $1.3 million and $2.9 million, respectively. ERH received no payments for accrued interest during the quarter ended June 30, 2007 and 2006. During the six months ended June 30, 2007 and 2006, ERH received payments of $1.3 million and $2.5 million, respectively, for accrued interest.

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
     In exchange for the services, Clearwire historically paid ERI an annual advisory fee of $800,000 plus any out-of-pocket expenses incurred by ERI. The annual advisory fee covered certain overhead expenses incurred by ERI on behalf of Clearwire, including expenses related to providing administrative support and office space to Messrs. McCaw, the Company’s Chairman, Wolff, the Company’s Chief Executive Officer, and Kauser, the Company’s Chief Technology Officer, and compensation for services provided to Clearwire by certain personnel of ERI. During the three months ended June 30, 2007 and 2006, the Company paid ERI fees of $0 and $200,000, respectively, and expense reimbursements of $91,000 and $54,000, respectively, under this agreement. During the six months ended June 30, 2007 and 2006, the Company paid ERI fees of $67,000 and $400,000, respectively, and expense reimbursements of $115,000 and $540,000, respectively, under this agreement. Beginning in February 2007, Mr. McCaw receives annual compensation directly from Clearwire in his capacity as the Company’s Chairman of $300,000 per year, plus expense reimbursements.
     Pursuant to the origination of the Advisory Services Agreement in 2003, Clearwire also issued to ERH warrants to purchase 375,000 shares of the Company’s Class A common stock at an exercise price of $3.00 per share, which may be exercised any time within 10 years of the issuance of the warrants. As of June 30, 2007, the remaining life of the warrant was 6.4 years.
     Nextel Undertaking — Clearwire and Mr. McCaw entered into an agreement and undertaking in November 2003, pursuant to which Clearwire agreed to comply with the terms of a separate agreement between Mr. McCaw and Nextel Communications, Inc. (“Nextel”), so long as the Company was a “controlled affiliate” of Mr. McCaw as defined therein, certain terms of which were effective until October 2006. Under the agreement with Mr. McCaw, Nextel had the right to swap certain channels of owned or leased Broadband Radio Service (“BRS”) or Educational Broadband Service (“EBS”) spectrum with entities controlled by Mr. McCaw, including Clearwire. While the agreement was still effective, Nextel notified the Company of its request to swap certain channels, which is currently pending. There were no payments made to Nextel under this agreement in the first six months of 2007.
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
     The Company and Intel have agreed to share the revenues received from subscribers using Intel mobile computing devices on the Company’s domestic mobile WiMAX network. Intel will also receive a one time fixed payment for each new Intel mobile computing device activated on the Company’s domestic mobile WiMAX network once the Company has successfully achieved substantial mobile WiMAX network coverage across the United States. Through June 30, 2007, Clearwire has not been required to make any payments to Intel under this agreement.
     Motorola Agreements — Simultaneously with the sale of NextNet to Motorola, Clearwire and Motorola entered into commercial agreements pursuant to which the Company agreed to purchase certain infrastructure and supply inventory from Motorola. Under these agreements, Clearwire is committed to purchase no less than $150.0 million of network infrastructure equipment, modems, PC Cards and other products from Motorola on or before August 29, 2008, subject to Motorola continuing to satisfy certain performance requirements and other conditions. The Company is also committed to purchase certain types of network infrastructure products, modems and PC Cards it provides to its subscribers exclusively from Motorola for a period of five years and, thereafter, 51% until the term of the agreement is

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
completed on August 29, 2014, as long as certain conditions are satisfied. For the three and six months ended June 30, 2007, total purchases from Motorola under these agreements were $21.7 million and $33.7 million, respectively. The remaining commitment was $90.9 million at June 30, 2007.
     HITN and its Affiliates — In November 2003, the Company entered into a Master Spectrum Agreement (“MSA”) with a third-party EBS license holder, the Hispanic Information and Telecommunications Network, Inc. The founder and president of HITN was formerly a member of Clearwire’s Board of Directors. The MSA provides for terms under which HITN leases excess capacity on certain of its EBS spectrum licenses to Clearwire. The licenses covered under the MSA include all of the spectrum rights acquired in the Clearwire Spectrum Corporation acquisition, plus access to an additional twelve markets in the United States. For each market leased by HITN to the Company under the MSA, the Company and HITN enter into a separate lease agreement which contains additional lease terms. The initial lease term is 15 years with one renewal for an additional 15 years. The MSA also provides for additional shares of Class A common stock to be issued to HITN upon Clearwire reaching certain financial milestones.
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
     For the three and six months ended June 30, 2007, ISC earned no revenues in each period, respectively, and received cash of $0 and $39,000, respectively. During the three months ended June 30, 2006, ISC earned approximately $115,000, of which $29,000 was payable in cash and the remainder payable in warrants to purchase 5,714 shares of Class A common stock valued at $86,000. For the six months ended June 30, 2006, ISC earned approximately $250,000, of which $63,000 was payable in cash and the remainder payable in warrants to purchase 12,491 shares of Class A common stock valued at $187,000.
     Agreements with Bell Canada — In March 2005, Bell, a Canadian telecommunications company which is a subsidiary of BCE Inc. (“BCE”), purchased 8,333,333 shares of Clearwire’s Class A common stock for $100.0 million. Bell and BCE Nexxia Corporation (“BCE Nexxia”), an affiliate of Bell, entered into a Master Supply Agreement (“Master Supply Agreement”) dated March 16, 2005 with Clearwire.
     Under the Master Supply Agreement, Bell and BCE Nexxia provide or arrange for the provision of hardware, software, procurement services, management services and other components necessary for Clearwire to provide Voice over Internet Protocol (“VoIP”) services to their subscribers in the United States and provide day-to-day management and operation of the components and services necessary for Clearwire to provide these VoIP services. Clearwire will pay to Bell Canada or BCE Nexxia a flat fee for each new subscriber of its VoIP telephony services. Clearwire has agreed to use Bell Canada and BCE Nexxia exclusively to provide such service unless such agreement violates the rights of third parties under its existing agreements. Bell and BCE Nexxia are Clearwire’s and its affiliates’ preferred providers of these services and applications in markets beyond the United States, to the extent permitted under its existing agreements. In addition to these services, the Master Supply Agreement grants Bell and BCE Nexxia certain rights with respect to future service offerings by Clearwire and its affiliates. Under the Master Supply Agreement, if the Company has closed a round of equity financing involving its common stock in the 90 day period prior to the end of the calendar quarter for which payment is due, Clearwire is required to pay this fee by issuing additional shares of its common stock at a price equal to the price received in the last round of equity financing involving its common stock or securities convertible into Clearwire common stock. Therefore, following the IPO, Clearwire will be required to pay the amounts due to BCE Nexxia starting from the first quarter of 2007 in the form of additional shares of common stock. The number of shares of Clearwire common stock to be issued to BCE Nexxia per calendar quarter will be the total amount due to BCE Nexxia for the applicable quarter dividing by the price at the shares of common stock in the

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
IPO offering sold. The Master Supply Agreement can be terminated for convenience on twelve months notice by either party at any time beginning on or after October 1, 2007. Total payments to Bell were $53,000 and $0 for the six months ended June 30, 2007 and 2006, respectively.
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
15. Subsequent Events
     On July 3, 2007, the Company entered into a senior term loan facility providing for loans of up to $1.0 billion and significantly extending the Company’s previous debt maturities. The Company borrowed $379.3 million under the senior term loan facility on the date of closing and repaid obligations under the $125.0 million term loan and fees and costs attributable to the senior term loan facility. The remainder will be used for capital expenditures, working capital and general corporate purposes. The new senior secured term loan facility provides for quarterly amortization payments aggregating an annual amount equal to 1% of the original principal amount of the term loans prior to the maturity date, with the remaining balance due on July 3, 2012. In general, borrowings under the new senior term loan facility bear interest based, at the Company’s option, at either the Eurodollar rate or an alternate base rate, in each case plus a margin. The initial rate of interest for borrowings under the new senior term loan facility is the Eurodollar rate plus 6.00% or the alternate base rate plus 5.00%, with interest payable quarterly with respect to alternate base rate loans, and with respect to Eurodollar loans, interest is payable in arrears at the end of each applicable period, but at least every three months. The Company expects to borrow the remaining amount of approximately $620.7 million under the senior term loan facility on August 15, 2007 to retire our senior secured notes due 2010. On July 3, 2007, the Company issued a redemption notice to redeem the senior secured notes due 2010 on August 15, 2007 for a price of 102.5% of the aggregate principal amount outstanding of approximately $620.7 million plus accrued and unpaid interest to the date of redemption and the remaining portion of the interest escrow. In connection with the repayment of the $125.0 million term loan and the retirement of the senior secured notes due 2010, the Company expects to record charges from debt restructuring that may be material in the third quarter of 2007.
     On July 19, 2007 the Company entered into a letter of intent with Sprint Nextel Corporation (“Sprint Nextel”) under which the parties agreed to jointly construct a nationwide broadband network using WiMAX technology and promote development of WiMAX-based services. Sprint Nextel and the Company expect to build their respective portions of the nationwide network and enable roaming between the respective territories. The companies also will work jointly on product and service evolution, shared infrastructure, branding, marketing and distribution. The arrangement involves an exchange of selected 2.5 GHz spectrums in various markets. The arrangement is subject to the execution of definitive agreements, which are expected to be finalized within 60 days after the announcement of the arrangement. It is also subject to review by the Department of Justice, approval of spectrum license assignments and transfers by the Federal Communications Commission, and other closing conditions.

CLEARWIRE CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2007 and 2006 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report on Form 10-Q, particularly in the section entitled “Risk Factors.”
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
     When used in this report, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “evaluate,” “opinion,” “may,” “could,” “future,” “potential,” “probable,” “if,” and similar expressions generally identify forward-looking statements.
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
     Our network currently relies on network infrastructure equipment that is based on proprietary non-line-of-sight, or NLOS, Orthogonal Frequency Division Multiplexing, or OFDM, Expedience technologies from Motorola, Inc. We have committed to deploy networks based on the IEEE mobile Worldwide Interoperability of Microwave Access 802.16e-2005, or mobile WiMAX, standard once mobile WiMAX equipment is commercially available and meets our requirements. As with our current Expedience network infrastructure equipment, we expect mobile WiMax technology, once it becomes commercially available and meets certain standards, to support fixed, portable and mobile service offerings using a single network architecture. In addition, as mobile WiMAX is a standards-based technology, we expect manufacturers to eventually offer a number of handheld communications and consumer electronic devices that will be enabled to communicate using our mobile WiMAX network, including notebook computers, ultramobile personal computers, or PCs, personal data assistants, or PDAs, gaming consoles, MP3 players, and other handheld devices. However, because mobile WiMAX technologies are not yet commercially available, we cannot provide any assurance that we will be able to deploy mobile WiMAX technologies in our network or that mobile WiMAX will be competitive with other available technologies.
     We launched our first market in August 2004 and are growing rapidly in terms of the number of markets served, number of people covered by our network, and number of total subscribers. As of June 30, 2007 we offered our service for sale to an estimated 10.0 million people, or POPs, who lived in one of approximately 425 municipalities in our 40 U.S. markets, and we also offered our service for sale to nearly 1.6 million POPs internationally in Ghent and Brussels, Belgium and Dublin, Ireland.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     We believe that our subscriber growth rates reflect robust customer demand of our services. We ended the quarter with approximately 299,000 total subscribers worldwide representing a 16% increase in subscribers or an approximate 41,000 net new subscribers from the approximately 258,000 total subscribers we had as of the end of the first quarter of 2007, and a 45% or an approximate 93,000 net increase in subscribers from the approximately 206,000 total subscribers we had as of December 31, 2006. We experienced a 130% or an approximate 169,000 net increase in subscribers from the approximately 130,000 total subscribers we had as of June 30, 2006. Net subscriber additions represent the number of new subscribers less subscribers deactivated from our network.
     We ended the second quarter of 2007 with approximately 270,000 customers in the United States, representing a 16% increase from the approximately 232,000 U.S. subscribers we had as of the end of the first quarter of 2007 and a 135% increase from the approximately 115,000 U.S. subscribers we had as of June 30, 2006.
     For the quarters ended June 30, 2007 and June 30, 2006, we experienced an average monthly churn of approximately 2.0% and 1.6%, respectively. Churn refers to the percentage of our existing customers who terminate service in a given month, in each case excluding those who subscribe for and terminate our service within 30 days for any reason or in the first 90 days of service under certain circumstances. For the six months ended June 30, 2007 and June 30, 2006, the average monthly churn was approximately 1.8% and 1.6%, respectively. Given our limited operating history, our current rate of churn may not be representative of the churn we may experience in the future.
     We are investing heavily in building networks and growing our subscriber base. Our efforts also include offering premium services and applications in order to make our service more attractive, such as VoIP telephony. This expansion will require significant capital expenditures as well as increased sales and marketing expenses, and will likely be accompanied by significant operating losses over the next five years or more as we expand the area covered by our network and invest to build our brand and develop subscriber loyalty. We expect to launch additional markets in the United States and in Europe during 2007 and 2008. If introduced on the schedule we anticipate these market launches would expand our covered population in the United States and internationally to approximately 13 to 15 million people in 2007. However, the number of people covered by our network may be less if we reduce our expansion plans, which we have the flexibility to do based on our capital availability. We believe our operations could result in as many as 375,000 to 400,000 total subscribers in both our U.S. and international markets by the end of 2007.
     On May 29, 2007, we closed an agreement with BellSouth Corporation to acquire for an aggregate price of $300.0 million all interests in SFT Spectrum, LLC and BWC Spectrum, LLC, which collectively held all of AT&T Inc.’s leases and licenses for 2.5 GHZ spectrum, increasing our spectrum holdings by over 1.7 billion MHz-POPs in the southeastern United States. These entities were wholly-owned subsidiaries of BellSouth Corporation, which is wholly-owned by AT&T, Inc. as a result of a merger that closed in December 2006.
     We believe that we have the second largest spectrum position in the 2.5 GHz (2495-2690 MHz) band in the United States with a spectrum portfolio that as of June 30, 2007, assuming pending spectrum transactions are completed, includes approximately 14.2 billion MHz-POPs, an industry metric that represents the amount of spectrum in a given area, measured in Megahertz, multiplied by the estimated population of that area. In Europe, as of June 30, 2007, we held approximately 8.7 billion MHz-POPs of spectrum, predominantly in the 3.5 GHz band, in Belgium, Germany, Ireland, Poland, Romania and Spain. We plan to continue acquiring spectrum in markets that we believe are attractive for our service offerings. If demand increases for spectrum rights, our spectrum acquisition costs may increase, which may afford an advantage to competitors with greater capital resources.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     As a result of our current build out and marketing plans and our ongoing spectrum acquisitions, we expect to require significant additional capital, which we intend to raise through subsequent equity offerings, by increasing our debt, or a combination of the two. As of June 30, 2007, our total assets were $2.5 billion and our stockholders’ equity was $1.6 billion, which compares to total assets of $2.1 billion and stockholders’ equity of $1.3 billion at December 31, 2006. Our cash and cash equivalents and short-term unrestricted investments at June 30, 2007 and December 31, 2006 each totaled $1.1 billion. We cannot offer assurances that the necessary capital to achieve our current plan will be available on attractive terms or at all, and we plan to manage our uses of capital by adjusting the rate at which we build our network, acquire spectrum and deploy our services.
     As we have concentrated our financial and management resources on expanding the geographic footprint of our network and the availability of our services, we have incurred net losses of $118.1 million and $76.8 million for the three months ended June 30, 2007 and 2006, respectively, and $210.7 million and $132.1 million for the six months ended June 30, 2007 and 2006, respectively.
     On July 3, 2007, the Company entered into a senior term loan facility providing for loans of up to $1.0 billion and significantly extending our previous debt maturities. The Company borrowed $379.3 million under the senior term loan facility on the date of closing and repaid obligations under the $125.0 million term loan and fees and costs attributable to the senior term loan facility. The remainder will be used for capital expenditures, working capital and general corporate purposes. The new senior secured term loan facility provides for quarterly amortization payments aggregating an annual amount equal to 1% of the original principal amount of the term loans prior to the maturity date, with the remaining balance due on July 3, 2012. In general, borrowings under the new senior term loan facility bear interest based, at the Company’s option, at either the Eurodollar rate or an alternate base rate, in each case plus a margin. The initial rate of interest for borrowings under the new senior term loan facility is the Eurodollar rate plus 6.00% or the alternate base rate plus 5.00%, with interest payable quarterly with respect to alternate base rate loans, and with respect to Eurodollar loans, interest is payable in arrears at the end of each applicable period, but at least every three months. The Company expects to borrow the remaining amount of approximately $620.7 million under the senior term loan facility on August 15, 2007, to retire our senior secured notes due 2010. On July 3, 2007, the Company issued a redemption notice to redeem the senior secured notes due 2010 on August 15, 2007 for a price of 102.5% of the aggregate principal amount outstanding of approximately $620.7 million plus accrued and unpaid interest to the date of redemption and the remaining portion of the interest escrow. In connection with the repayment of the $125.0 million term loan and the retirement of the senior secured notes due 2010, the Company expects to record charges from debt restructuring that may be material in the third quarter of 2007.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to the valuation of long-lived assets, goodwill and intangible assets, including spectrum, share-based compensation, and deferred tax asset valuation allowance.
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
     Note 2 to the Consolidated Financial Statements in our Registration Statement on Form S-1 (Registration No. 333-139468) includes a summary of the significant accounting policies or methods used in the preparation of our condensed consolidated financial statements. We believe the following items require the most significant judgments and often involve complex estimates.

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
     Share-Based Compensation
     On January 19, 2007, our Board of Directors adopted the 2007 Stock Compensation Plan (“2007 Plan”). The 2007 Plan was adopted by our stockholders on February 16, 2007. The 2007 Plan authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to our employees, directors and consultants. There are 15,000,000 shares of Class A common stock authorized for issuance under the 2007 Plan. Stock compensation awards under the 2007 Plan will be made available at the discretion of the compensation committee, from authorized but unissued shares, authorized and issued shares reacquired and held as treasury shares, or a combination thereof. After January 19, 2007, as a result of the adoption of the 2007 Plan, no additional stock options are available for grant under the 2003 Stock Option Plan.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     We recognize compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payments, (“SFAS No. 123(R)”), which established the use of the fair value based method of accounting for share-based compensation arrangements as of the date of grant. We recognize compensation costs, net of a forfeiture rate, for those shares expected to vest, which is generally the option vesting term of four years. We use the Black-Scholes valuation model to estimate the fair value of stock awards. See Note 10, “Share-Based Payments” to our condensed consolidated financial statements for additional information.
     Accounting for Spectrum Licenses and Leases
     We have two types of arrangements for spectrum licenses in the United States, purchase of direct licenses issued by the FCC which we own and leases or subleases from third parties that own or lease one or more FCC licenses. The owned FCC licenses and our licenses for spectrum in Ireland and Belgium are accounted for as intangible assets with indefinite lives in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). In accordance with SFAS No. 142, intangible assets with indefinite useful lives are not amortized but must be assessed for impairment annually or more frequently if an event indicates that the asset might be impaired. We perform our annual impairment test of indefinite lived intangible assets as of October 1 of each year. Based on the October 1, 2006 impairment test, we concluded that there was no impairment of these intangible assets.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Results of Operations
     The following table sets forth certain operating data for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Service	$35,484	$15,352	$64,759	$24,893
Equipment and other (includes related party sales of $0, $4,650, $0 and $12,268)	—	11,439	—	24,646

Total revenues	35,484	26,791	64,759	49,539

OPERATING EXPENSES:
Cost of goods and services (exclusive of items shown separately below):
Cost of service (includes related party costs of $662, $0, $1,390 and $0)	23,313	11,890	40,048	20,612
Cost of equipment (includes related party costs of $0, $4,302, $0 and $6,692 )	—	9,218	—	14,358
Selling, general and administrative expense	87,375	49,762	156,032	90,366
Research and development	578	3,212	1,023	5,867
Depreciation and amortization	19,714	9,401	35,899	16,834
Spectrum lease expense	14,823	4,644	28,265	7,988

Total operating expenses	145,803	88,127	261,267	156,025

OPERATING LOSS	(110,319)	(61,336)	(196,508)	(106,486)

OTHER INCOME (EXPENSE):
Interest income	18,820	3,824	35,410	6,886
Interest expense	(23,511)	(19,340)	(47,729)	(30,429)
Foreign currency transaction gains (losses), net	(101)	6	(68)	—
Other income (expense), net	(734)	2,296	1,744	2,247

Total other expense, net	(5,526)	(13,214)	(10,643)	(21,296)
LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(115,845)	(74,550)	(207,151)	(127,782)
Income tax provision	(2,126)	(763)	(2,729)	(1,227)

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(117,971)	(75,313)	(209,880)	(129,009)
Losses from equity investees, net	(1,189)	(1,742)	(2,807)	(3,715)
Minority interest in net loss of consolidated subsidiaries	1,075	246	1,967	636

NET LOSS	$(118,085)	$(76,809)	$(210,720)	$(132,088)

Net loss per common share, basic and diluted	$(0.72)	$(1.01)	$(1.37)	$(1.74)

Weighted average common shares outstanding, basic and diluted	163,276	76,372	153,561	76,061

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
     Service revenues were $35.5 million in the second quarter of 2007 compared to $15.4 million in the second quarter of 2006. For the six months ended June 30, 2007 and 2006 service revenues were $64.8 million and $24.9 million, respectively. These increases were primarily due to the increase in our subscriber base. As of June 30, 2007, we operated in 40 U.S. markets and three international markets covering a geographic area containing approximately 11.6 million people. This is compared to 27 U.S. and two international markets covering approximately 5.8 million people as of June 30, 2006. Total subscribers in all markets grew from approximately 130,000 as of June 30, 2006 to approximately 299,000 as of June 30, 2007, primarily due to continued subscriber growth in existing markets and the addition of seven markets launched during the first six months of 2007. Equipment and other revenue in the second quarter 2007 decreased from the second quarter 2006, due to the sale of NextNet in August 2006. Service revenue from our acquired businesses was approximately $3.3 million in the second quarter of 2007 compared to $3.4 million in the second quarter of 2006. For the six months ended June 30, 2007 and 2006 service revenue from our acquired businesses was approximately $6.9 million and $5.0 million, respectively.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Cost of goods and services. Service costs primarily include costs associated with tower rents, network costs and traffic back haul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence (“POP”). Our cost of equipment consists of costs incurred for equipment manufactured by NextNet through August 2006.
     Cost of services were $23.3 million in the second quarter of 2007 compared to $11.9 million in the second quarter of 2006, and $40.0 million and $20.6 million, respectively, for the six months ended June 30, 2007 and 2006. These increases were primarily due to an increase in the number of towers leased and related traffic back haul costs, the number of subscribers using our service, and additional markets served. Service gross margin increased to 34.3% in the second quarter of 2007 from 22.6% in second quarter of 2006 and 38.2% for the six months ending June 30, 2007 from 17.2% for the six months ending 2006, primarily as a result of our costs rising at a slower rate as compared to our revenues generated from our increased subscriber base.
     Overall gross profit increased to $12.2 million for the three months ended June 30, 2007 from $5.7 million for the second quarter of 2006 and to $24.7 million for the six months ended June 30, 2007 from $14.6 million for the six months ended June 30, 2006. Overall gross margin was 34.3% for the second quarter of 2007 compared to 21.2% for the second quarter 2006. For the six months ended June 30, 2007 and 2006, overall gross margin was 38.2% and 29.4%, respectively. These increases were primarily due to growth in our subscriber base. We anticipate that gross margin will fluctuate due to new market launches, while our cost of service in absolute dollars will increase as we continue to expand our network. There were no costs related to equipment in second quarter and first six months of 2007 due to the sale of NextNet in August 2006.
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
     Selling, general and administrative expense was $87.4 million for the quarter ended June 30, 2007 as compared to $49.8 million for the quarter ended June 30, 2006. The increase of $37.6 million was due primarily to a $25.8 million increase in employee compensation and related costs, including facilities costs, resulting from higher employee headcount of approximately 1,680 employees at June 30, 2007 compared to 830 employees at June 30, 2006. These additional employees were hired to support the overall growth of our business. In addition for the quarter ended June 30, 2007 and 2006, there was a $3.4 million increase in advertising expenses related to the expansion of our business, a $2.2 million increase in third party commissions as we sold more services through third party providers, a $2.0 million increase in costs associated with credit card processing fees, collections and bad debt, a $1.1 million loss on site and inventory assets, and $865,000 in professional fees. Other costs increased $2.2 million and included various miscellaneous expenses.
     For the six months ended June 30, 2007 and 2006 the selling, general and administrative expense was $156.0 million and $90.4 million, respectively resulting in an increase of $65.6 million. The increase was due primarily to a $46.8 million increase in employee compensation and related costs, including facilities costs, resulting from higher employee headcount to support the overall growth of our business. In addition, third party commissions increased $4.3 million, advertising expense increased $4.1 million, costs related to credit card processing, collections and bad debt increased $3.3 million, a $2.5 million loss on site and inventory assets, a $2.3 million increase in professional fees, and other miscellaneous expenses increased $2.3 million.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Research and development. Research and development expenses consist of salaries and related benefits for our development personnel. Research and development expense was $578,000 and $1.0 million for the three and six months ended June 30, 2007 compared to $3.2 million and $5.9 million for the three and six months ended June 30, 2006. These decreases were due to prior period expenses related to NextNet product research that were not recurring in 2007 due to the sale of NextNet in August 2006.
     Depreciation and amortization. Depreciation and amortization expense increased to $19.7 million and $35.9 million for the three and six months ended June 30, 2007, respectively, from $9.4 million and $16.8 million for the three and six months ended June 30, 2006, respectively. These increases were primarily due to the additional network build-out and deployed customer premise equipment (“CPE”) costs related to our expansion into new markets and associated subscriber growth. Capital expenditures for depreciable property, plant and equipment increased to $90.2 million and $164.6 million, respectively, for the three and six months ended June 30, 2007 from $53.8 million and $83.2 million, respectively, for the three and six months ended June 30, 2006. The majority of these expenditures relate to the construction of our network and purchases of base station equipment.
     Changes in technology used in our business, such as a transition to mobile WiMAX, may result in an impairment in the value or a change in the estimated useful life of our Expedience network equipment already placed in service. If such a change occurs, we may be required to record an impairment charge to reduce the carrying amount of equipment in service to its fair value, and/or to accelerate the useful life of the respective equipment, resulting in an increase in periodic depreciation expense over the remaining useful life of the equipment, or, in appropriate instances, to write off the entire net book value.
     Spectrum lease expense. Spectrum lease expense increased to $14.8 million and $28.3 million for the three and six months ended June 30, 2007 from $4.6 million and $8.0 million for the three and six months ended June 30, 2006. As certain of our leases include escalation clauses, we are required to record expense on a straight-line basis over the term of these leases, including renewal periods where appropriate. Total spectrum lease expense increased as a direct result of an increase in the number of spectrum licenses leased as part of the deployment of our wireless broadband network. We expect spectrum lease expense to continue to increase as we acquire additional spectrum and the costs of acquiring such spectrum become higher.
     Interest income. We recognized $18.8 million and $35.4 million of interest income for the three and six months ended June 30, 2007 compared to $3.8 million and $6.9 million for the three and six months ended June 30, 2006. These increases were primarily due to the $509.7 million increase in our short-term investments to $676.3 million at June 30, 2007 from $166.6 million at June 30, 2006.
     Interest expense. We incurred $23.5 million of interest expense in the second quarter of 2007 compared to $19.3 million for the second quarter of 2006 and $47.7 million in the first six months of 2007 compared to $30.4 million in the first six months of 2006. These increases in net interest expense were primarily due to the issuance in February 2006 of additional senior secured notes, due 2010, in an aggregate principal amount of $360.4 million, as well as a term loan of $125 million borrowed in August 2006, and an additional loan totaling $10.0 million borrowed in June 2006.
     We recorded interest expense totaling $21.0 million and $42.0 million related to our secured notes for the three and six months ended June 30, 2007, respectively, compared to $17.1 million and $29.2 million related to our secured notes for the three and six months ended June 30, 2006, respectively. We recorded amortization of original issuance discount of $5.8 million and $11.2 million for the three and six months ended June 30, 2007, respectively, compared to $10.6 million and $11.5 million for the three and six months ended June 30, 2006, respectively. We recorded amortization of original deferred financing costs related to our secured notes of $1.7 million and $3.3 million, respectively, for the three and six months ended June 30, 2007 and $2.3 million and $2.5 million, respectively, for the three and six months ended June 30, 2006.
     These amounts were partially offset by capitalized interest of $5.0 million and $8.9 million for the three and six months ended June 30, 2007, respectively, and $3.3 million and $5.3 million for the three and six months ended June 30, 2006, respectively.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Other income (expense), net. In the second quarter of 2007, we had approximately $734,000 in net other expense whereas we had approximately $2.3 million in net other income in the second quarter of 2006. For the six months ended June 30, 2007 and 2006, we had net other income of approximately $1.7 million and $2.2 million, respectively. These decreases were primarily due to the losses incurred from the early termination of lease of the Company’s former headquarters in the second quarter of 2007.
     Losses from equity investees, net. Losses from equity investees, net, decreased $553,000 in the second quarter of 2007 compared to the second quarter 2006. For the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 losses from equity investees decreased by $1.0 million. This decrease was due to the growth in the aggregate subscriber base of the equity investees.
Cash Flow Analysis
     The following table presents a summary of our cash flows and beginning and ending cash balances for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Cash used in operating activities	$(280,639)	$(79,237)
Cash used in investing activities	(349,553)	(291,504)
Cash provided by financing activities	572,250	354,250
Effect of foreign currency exchange rates on cash and cash equivalents	(50)	2,309

Net decrease in cash and cash equivalents	(57,992)	(14,182)
Cash and cash equivalents at beginning of period	438,030	29,188

Cash and cash equivalents at end of period	$380,038	$15,006

     Operating Activities
     Net cash used in operating activities increased by $201.4 million to $280.6 million in the six months ended June 30, 2007, from $79.2 million in the six months ended June 30, 2006. Cash received from customers was $36.1 million in the first six months of 2007 compared to $27.2 million in the first six months of 2006, which was primarily from our NextNet operations, resulting in an $8.9 million increase in cash provided. This increase was due to an increase in the number of our subscribers as we continued to increase our subscriber base in our existing markets as well as we added seven new markets in the first six months of 2007. This addition to cash was offset by increases in all operating expenses, most significantly general and administrative, and sales and marketing expenses. These increases included employee compensation, professional fees and facilities and advertising expense, due to the expansion of our wireless broadband network as well as an increase in the number of markets served.
     Investing Activities
     During the six months ended June 30, 2007, cash used in investing activities was $349.6 million compared to $291.5 million during the six months ended June 30, 2006, resulting in an increase of $58.1million. This increase was due primarily to a $248.5 million increase in use of cash invested in deploying our wireless broadband network and acquiring additional spectrum licenses in the first six months of 2007 as compared to the first six months of 2006 as we launched seven new markets in the first six months of 2007, as well as an increase in investments in equity investees of $3.1 million to $5.3 million in the first six months of 2007 compared to $2.2 million in the first six months of 2006. The increase was partially offset by sales of short-term and restricted investments, net of purchases, which decreased by $151.6 million to $20.0 million in proceeds from investments for the first six months ended June 30, 2007 from $131.6 million in cash used for investments in the first six months ended June 30, 2006. The increase was also offset by a $37.7 million decrease in cash used for business acquisitions from $44.8 million in the first six months of 2006 to $7.1million in the first six months of 2007, $2.2 million in cash received in 2007 from the sale of an equity investment, and an issuance of related party notes of $2.0 million in the first months of 2006.
     Financing Activities
     Net cash provided by financing activities increased by $218.0 million to $572.3 million for the six months ended June 30, 2007 from $354.3 million for the six months ended June 30, 2006. In the first six months of 2007, we received $556.0 million, net of expenses, from the Initial Public Offering (“IPO”), $2.2 million from the proceeds of option and warrant exercises, $15.0 million received from a minority partner, each of which was partially offset by a $937,000 principal payment made on our $125.0 million loan. In the first six months of 2006, we received $360.4 million from

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
the issuance of our senior secured notes, due 2010, as well $10.0 million from an additional loan, partially offset by the payment of $16.1 million in related financing fees.
Liquidity and Capital Resource Requirements
     Based upon our current plans, we believe that our existing cash, cash equivalents and marketable securities together with the incremental proceeds from our July 3, 2007 senior term loan facility, will be sufficient to cover our estimated liquidity needs for at least the next twelve months, although we may raise additional capital during that period if available, on terms we believe are attractive. Our long-term economic model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available funds. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment and, to a lesser degree, on the schedule on which mobile WiMAX technologies become available, which factors are difficult to estimate at this time. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and significantly modify our cash requirements. These changes in our plans or strategy may include the introduction of new features or services, significant or enhanced distribution arrangements, investments in infrastructure, acquisition of other companies, or any combination of the foregoing. We will likely seek significant additional debt financing, in the short-term and the long-term, to continue to fund our liquidity needs and capital resource requirements.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. There have been no significant changes in our market risk during the three and six months ended June 30, 2007 from what was disclosed in our Registration Statement on Form S-1/A filed with the SEC on March 7, 2007.
Interest Rate Risk
     Our primary interest rate risk is associated with our variable rate long-term debt. As of June 30, 2007 we had total outstanding balance of variable rate long-term debt, including the current portion, of $124.1 million. The interest rate on this variable long-term debt is indexed to the LIBOR and was 12.1%.
     On July 3, 2007, we entered into a senior term loan facility providing for loans of up to $1.0 billion. We borrowed $379.3 million under the senior term loan facility on the date of closing and repaid our obligations under our prior term loan. The interest rate on the new senior term loan facility is based, at our option, at either the Eurodollar rate, indexed to the LIBOR, or an ABR indexed to the higher of 0.50% in excess of the federal funds rate or the rate that the administrative agent announces from time to time as its prime or base commercial lending rate. Our initial interest rate under the new senior term loan facility was 11.32% at July 3, 2007. A one percent increase in the interest rate on the outstanding principal balance at July 3, 2007, would increase our annual interest expense by approximately $3.8 million per year.
     We have short-term investments that are subject to interest rate risk that may impact the return on those investments. We do not expect our operating results, financial condition or cash flows to be materially affected by changes in market interest rates.
Foreign Currency Exchange Rates
     We are exposed to foreign currency exchange rate risk as it relates to our international operations. We currently do not hedge our currency exchange rate risk and, as such, we are exposed to fluctuations in the value of the U.S. dollar against other currencies. Our international subsidiaries and equity investees generally use the currency of the jurisdiction in which they reside, or local currency, as their functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date and the resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Income and expense accounts are translated at the average monthly exchange rates during the reporting period. The effects of changes in exchange rates between the U.S. Dollar and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) as a component of net loss. We do not expect the effects of changes in exchange rates to be material.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Company management, along with our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation and in light of our material weaknesses noted in our Registration Statement on Form S-1/A dated March 7, 2007, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective; however, we have performed detailed account reconciliation reviews and additional analyses of the balance sheet and income statement accounts as well as closing and other post-closing procedures to ensure the condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the condensed consolidated financial statements included in this report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Controls
     As previously disclosed in connection with the audit of our consolidated financial statements for the years ended December 31, 2006 and 2005 included in our Registration Statement on Form S-1/A dated March 7, 2007, both we and our independent public accountants identified material weaknesses, as well as significant deficiencies, with respect to our internal controls over financial reporting. In light of the material weaknesses and significant deficiencies noted, we have taken a number of steps to address and improve our internal controls over financial reporting.
     During the first six months of 2007 and through the filing of this Quarterly Report, we have continued our remediation efforts to address the material weaknesses and significant deficiencies from prior years.
     With respect to the material weaknesses, we have undertaken the following actions:
•	In order to address the material weakness identified in 2005 relating to the accounts payable cutoff, we have identified several areas for improvement. In the 1st quarter of 2007, we centralized the receipt and processing of invoice transactions in the accounts payable department. Our month end close procedures were modified to include a detailed review of vendor invoices to ensure completeness of accounts payable. Additionally, we have established a cross departmental team to implement improved policies and procedures for the procurement and payment processes that is also addressing the proper recording of accounts payable and accrued expenses.

•	With respect to financial reporting and complex accounting issues, we have increased the total number of staff within our department as well as the technical capability of that team. In April 2007, we hired a Chief Accounting Officer who has significant experience in leading an accounting function at a publicly held company and in overseeing the internal controls over financial reporting. He also has thorough knowledge and experience with technical accounting and US GAAP reporting requirements. To improve the quality of our month end close process, we have implemented several policies and procedures that are required to be followed by the accounting staff to ensure that all transactions are recorded consistently, are authorized and reviewed by higher level accounting personnel and include the appropriate level of supporting documentation.

•	We have also significantly increased management oversight and review of the financial information and engaged a nationally recognized accounting firm to advise us with respect to accounting for complex transactions as necessary.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     With respect to the significant deficiencies, we have undertaken the following actions:
•	We are currently implementing a software program to automate the accounting for share based payments and the modifications of stock option grants. With respect to leases and deferred rent, the accounting for leases has been automated and procedures are being implemented to ensure we have accounted for all leases as of a month end.

•	With the information technology department, we continue to enhance our resources and control environment. Related to information security, we have implemented stronger front end controls to address authentication and responsibilities within significant applications. Our technology group and internal compliance team, working with our third party providers, is currently evaluating access control procedures such as user access reviews and segregation of duties analysis, within and across applications. To address deficiencies in our network and data backup strategy, we have implemented off-site backup as part of the migration of financial software servers to a secure third party location.

•	Additionally, we have completed an annual assessment process which includes fraud risk and enterprise risk assessments where we have documented risks that are unique to our business. We are evaluating our existing controls to mitigate those risks and have examined whether there are gaps or deficiencies in these controls that require remediation. Our plan for the remainder of 2007 is to address those gaps or deficiencies and controls to help reduce the underlying risks.
We believe that the changes in accounting, processes and people as described above will address and ultimately remedy the material weaknesses and the significant deficiencies in our internal control over financial reporting. We continue to review processes, procedures and systems and will implement additional measures as appropriate. Our remediation plan is expected to be accomplished over time and we cannot offer any assurances that our initiatives will ultimately be successful.

CLEARWIRE CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to various pending judicial and administrative proceedings. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result will not to have a material adverse effect on our liquidity, financial condition or results of operations.
Item 1A. Risk Factors
We are an early stage company, we have a history of operating losses and we expect to continue to realize significant net losses for the foreseeable future.
     We have only recently begun to implement our business strategy, and we amended that strategy, significantly in connection with our sale of NextNet in August 2006. We have recorded a net loss in each reporting period since our inception. As Clearwire is at an early stage of development, we cannot anticipate with certainty what our earnings, if any, will be in any future period. However, we expect to incur significant net losses as we develop and deploy our network in new and existing markets, expand our services and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations will be adequate to cover our anticipated expenses. In addition, at this stage of our development we are subject to the following risks:
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
     We believe our cash, cash equivalents and marketable securities, together with the incremental cash provided by our new senior term loan facility, afford us adequate liquidity for at least the next 12 months, although we may raise additional capital during this period if acceptable terms are available. In addition to our fiscal 2007 cash needs to fund operating losses, capital expenditures, working capital and acquisition commitments, we also expect to enter into additional spectrum acquisition agreements in the future. We also expect to require substantial additional capital in the long-term to fund our business, and our success and viability will depend on our ability to raise additional capital on reasonable terms.

CLEARWIRE CORPORATION AND SUBSIDIARIES
     The amount and timing of our long-term capital needs will depend on the extent of our network deployment, which we may adjust based on available capital and, to a lesser degree, based on the schedule on which mobile WiMAX technologies become available, which factors are difficult to estimate at this time. We may not be able to secure adequate additional financing when needed on acceptable terms or at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than our initial public offering price or the market price of our Class A common stock at the time of such issuance. We will likely seek significant additional debt financing, in the short-term and the long-term, and, as a result, will likely incur significant interest expense. Our existing level of debt may make it more difficult for us to obtain this debt financing, may reduce the amount of money available to finance our operations and other business activities, may expose us to the risk of increasing interest rates, may make us more vulnerable to general economic downturns and adverse industry conditions, and may reduce our flexibility in planning for, or responding to, changing business and economic conditions. We also may decide to sell additional debt or equity securities in our domestic or international subsidiaries, which may dilute our ownership interest in or reduce or eliminate our income, if any, from those entities. If we cannot secure sufficient additional funding we may forego strategic opportunities or delay, scale back and eliminate network deployments, operations, spectrum acquisitions and investments.
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
     Additionally, mobile WiMAX may not perform as we expect, or as well as our existing Expedience technology, and therefore we may not be able to deliver the quality or types of service we expect. We also may discover unanticipated costs associated with deploying and maintaining our network or delivering services we must offer in order to remain competitive. These risks could reduce our subscriber growth, increase our costs of providing services or increase our churn. Churn is an industry term we use to measure the rate at which subscribers terminate service. We calculate this metric by dividing the number of subscribers who terminate their service in a given month by the average number of subscribers during that month, in each case excluding those who subscribe for and terminate our service within 30 days for any reason or in the first 90 days of service under certain circumstances.

CLEARWIRE CORPORATION AND SUBSIDIARIES
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
     We face risks from entering into a letter of intent with Sprint to commit to jointly constructing and operating a nationwide WiMAX network.
     On July 19, 2007, we entered into a letter of intent with Sprint Nextel Corporation (“Sprint”) to jointly construct the first nationwide mobile broadband network using mobile WiMAX technology, which remains subject to the execution of definitive agreements. We can offer no assurance that definitive agreements will be executed on acceptable final terms to both parties, or at all. If the parties enter into definitive agreements, such agreements will be subject to a number of closing conditions, including FCC approval and the expiration of any applicable HSR waiting period. Thus, even if definitive agreements are signed, we can offer no assurance that the transactions contemplated by such agreements will ever be completed. Finally, if the transactions contemplated by such agreements are completed, the expected benefits from the transactions and the resulting changes to our business plan may not be fully realized, or may take longer to realize than expected.
     Many of our competitors are better established and have significantly greater resources than we have, which may make it difficult to attract and retain subscribers.
     The market for broadband, voice and related services is highly competitive, and we compete with several other companies within each of our markets. Many of our competitors are well established with larger and better developed networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Our competitors may subsidize competing services with revenue from other sources and, thus, may offer their products and services at prices lower than ours. Our competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services. We may not be able to reduce our prices or otherwise combine our services with other products or services, which may make it more difficult to attract and retain subscribers.

CLEARWIRE CORPORATION AND SUBSIDIARIES
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
     We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. For example, Sprint, has announced its intention to deploy a mobile WiMAX network covering 100 million people in the United States by the end of 2008. Sprint has substantially greater resources than we do, giving them certain advantages over us. If our agreements with Sprint regarding the joint construction of a nationwide WiMAX network (are not completed for any reason as discussed in the prior Risk Factor), Sprint may deploy their network in some of the same markets in which we have deployed or plan to deploy our network. Additionally, even if we do finalize our agreements with Sprint, Sprint may become enabled to deploy their network in some of the same markets in which we plan to deploy our network if we fail to meet certain requirements. In either case, Sprint or other operators may deploy their network faster or more broadly than we do, thereby obtaining a time to market advantage over us. There can be no assurances that there will be sufficient customer demand for services offered over mobile WiMAX networks in the same markets to allow multiple operators, if any, to succeed.
     Our substantial indebtedness and restrictive debt covenants could limit our financing options and liquidity position and may limit our ability to grow our business.
     In August 2005, we issued senior secured notes, due 2010, in an aggregate principal amount of $260.3 million, and warrants to purchase up to 6,942,552 shares of our Class A common stock. In February 2006, we issued additional senior secured notes, due 2010, in an aggregate principal amount of $360.4 million, and warrants to purchase up to 9,609,334 shares of our Class A common stock. In August 2006 we borrowed an additional $125.0 million under a term loan. We also borrowed $10.0 million from BCE Nexxia, an affiliate of Bell Canada, in June 2006 in connection with the build-out and deployment of our VoIP infrastructure. On July 3, 2007, we entered into a senior term loan facility providing for loans of up to $1.0 billion. We borrowed $379.3 million under the senior term loan facility on the date of closing and repaid our obligations under our $125.0 million term loan and the fees and costs attributable to the senior term loan facility. The remainder will be used for general working capital purposes. We expect to borrow the remaining amount of approximately $620.7 million under the new senior term loan facility on or prior to August 15, 2007, to retire our senior secured notes due 2010.

CLEARWIRE CORPORATION AND SUBSIDIARIES
     Our substantial indebtedness could have important consequences to the holders of our Class A common stock, such as:
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
     Additionally, covenants in the indenture governing our senior secured notes and in the credit agreement governing our term loan impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:
•	pay dividends to our stockholders;

•	incur, or cause certain of our subsidiaries to incur, additional indebtedness;

•	permit liens on or conduct sales of any assets pledged as collateral;

•	sell all or substantially all of our assets or consolidate or merge with or into other companies;

•	repay existing indebtedness; and

•	engage in transactions with affiliates.
     A breach of any of these covenants could result in a default under our senior secured notes and our term loans. If a default causes our debt repayment obligations to be accelerated, our assets may be insufficient to repay the amount due in full. If we are unable to repay or refinance those amounts, the trustee for, or holders of, our senior secured notes, and the collateral agent for our commercial loan, could proceed against the assets pledged to secure these obligations, which include a substantial portion of our spectrum assets and substantially all of our other assets.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
     Using licensed spectrum, whether owned or leased, poses additional risks to us, including:
•	inability to satisfy build-out or service deployment requirements upon which our spectrum licenses or leases are, or may be, conditioned;

•	adverse changes to regulations governing our spectrum rights;

•	inability to use the spectrum we have acquired or leased due to interference from licensed or unlicensed operators in our band or in adjacent bands;

•	refusal by the FCC or one or more foreign licensing authorities to recognize our acquisition or lease of spectrum licenses from others or our investments in other license holders;

•	inability to offer new services or to expand existing services to take advantage of new capabilities of our network resulting from advancements in technology due to regulations governing our spectrum rights;

•	inability to control leased spectrum due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders;

•	failure of the FCC or other regulators to renew our spectrum licenses as they expire and our failure to obtain extensions or renewals of spectrum leases on acceptable terms before they expire;

•	potentially significant increases in spectrum prices, because of increased competition for the limited supply of licensed spectrum both in the United States and internationally; and

•	invalidation of our authorization to use all or a significant portion of our spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
     A number of our significant business arrangements are between us and parties that have an investment in or a fiduciary duty to our company, and the terms of those arrangements may not be beneficial to us.
     We are party to a number of services, development, supply and licensing agreements with parties that have an ownership or fiduciary relationship with us, including agreements between us and Intel, Motorola, and Bell Canada. These relationships may create actual or potential conflicts of interest, and may cause the parties to these arrangements to make decisions or take actions that do not reflect your best interests.
     We pay Mr. McCaw, in his capacity as our Chairman, annual compensation of $300,000 per year plus expense reimbursements. In addition, Mr. McCaw and his affiliates face only limited restrictions on their ability to compete with us. Because these limitations are not universal, there may arise conflicts of interest that restrict or inhibit our ability to operate our business, make acquisitions and obtain financing. Furthermore, in addition to Mr. McCaw, certain members of our management team are also employed by, or have interests in, ERH or its affiliates or one of Mr. McCaw’s other investments, including Mr. Wolff, our Chief Executive Officer who serves as President of ERH.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
     We rely on highly skilled executives and other personnel. If we cannot retain and motivate key personnel, we may be unable to implement our business strategy.
     Our future success depends largely on the expertise and reputation of Mr. McCaw and the members of our senior management team, including Benjamin G. Wolff, Chief Executive Officer, Perry S. Satterlee, President and Chief Executive Officer of our operations in the United States, John Saw, our Chief Technology Officer, Scott Richardson, our Chief Strategy Officer, R. Gerard Salemme, our Executive Vice President for Strategy, Policy and External Affairs, and John A. Butler, our Chief Financial Officer. In addition, we intend to hire additional highly skilled individuals to staff our operations in the United States and internationally. Loss of any of our key personnel or the inability to recruit and retain qualified individuals for our domestic and international operations could adversely affect our ability to implement our business strategy and operate our business.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
     Our activities outside the United States operate in a competitive environment different than the environment within the United States. Any difficulties in managing these businesses could occupy a disproportionate amount of our management’s attention and disrupt our operations.
     We operate or hold spectrum outside of the United States through our subsidiaries in Belgium, Ireland, Germany, Poland, Romania and Spain and through equity investees in Denmark and Mexico. We intend to continue to pursue opportunities in certain international markets through acquisitions and strategic alliances. Our activities outside the United States operate in different environments than we face in the United States, particularly with respect to competition. In addition, we have only recently begun to assemble a management team dedicated to addressing our international business operations. Due to these differences, our activities outside the United States may require a disproportionate amount of our management and financial resources, which could disrupt our operations and adversely affect our business.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
     We could be subject to claims that we have infringed on the proprietary rights of others, which claims would likely be costly to defend, could require us to pay damages and could limit our ability to use necessary technologies in the future.
     Competitors or other persons may independently develop or patent technologies or processes that are substantially equivalent or superior to ours or that are necessary to permit us to deploy and operate our network, whether based on Expedience or mobile WiMAX technology. These persons may claim that our services and products infringe on these patents or other proprietary rights. For instance, certain third parties claim that they hold patents relating to certain aspects of mobile WiMAX and VoIP technology. These third parties may seek to enforce these patent rights against the operators of mobile WiMAX networks and VoIP telephony service providers, such as us. Defending against infringement claims, even meritless ones, would be time consuming, distracting and costly. If we are found to be infringing the proprietary rights of a third party, we could be enjoined from using such third party’s rights, may be required to pay substantial royalties and damages, and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all. Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of our services and could cause us to expend significant resources to develop or acquire non-infringing intellectual property.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
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
     The breach of a license or applicable law, even if inadvertent, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where we already have rights to licensed spectrum. In order to promote competition, licenses may also require that third parties be granted access to our bandwidth, frequency capacity, facilities or services. We may not be able to obtain or retain any required license, and we may not be able to renew our licenses on favorable terms, or at all.
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
     As of June 30, 2007, Mr. McCaw and Intel Capital Corporation, a wholly owned subsidiary of Intel Corporation, and their respective affiliates together beneficially own majority voting power of our outstanding capital stock. Affiliates of Mr. McCaw and Intel Capital are parties to a voting agreement that effectively permits Mr. McCaw, through ERH, to designate four of our directors and Intel Capital to designate two of our directors as long as Intel Capital and its affiliates hold at least 15% of our outstanding capital stock and one of our directors as long as Intel Capital and its affiliates hold at least 7.5% of our outstanding capital stock. Because of the voting agreement and their aggregate voting power, Mr. McCaw and Intel Capital share the ability to elect a majority of our directors.

CLEARWIRE CORPORATION AND SUBSIDIARIES
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
     As of June 30, 2007, Mr. McCaw and his affiliates own Class A common stock and Class B common stock representing approximately 49% of our combined voting power. Intel Capital and its affiliates own Class A common stock and Class B common stock representing approximately 30% of our combined voting power as of that date. By virtue of a voting agreement, Mr. McCaw, and Intel Capital, along with their respective affiliates, collectively own Class A common stock and Class B common stock representing approximately 79% of our combined voting power. Mr. McCaw and Intel Capital may have interests that diverge from those of other holders of our capital stock. As a result, ERH and Intel Capital may vote their shares of capital stock to cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our Class A common stock. Further, under the provisions of our fourth amended and restated certificate of incorporation, Mr. McCaw and Intel Capital, along with their respective affiliates, may, without causing conversion to Class A common stock, transfer their shares of Class B common stock to certain affiliated parties or to any unaffiliated party that provides a voting proxy over the transferred shares of Class B common stock. This would allow Mr. McCaw and Intel Capital, along with their respective affiliates, to retain the right to exercise the voting power attributed to any shares of Class B common stock which they sell or transfer so long as they have been granted a proxy associated with such shares. Moreover, subject to their fiduciary duty obligations, the directors appointed by Mr. McCaw, Intel Capital and Bell Canada, so long as they represent a majority of directors present at any meeting at which an action is taken, acting together could cause us to issue shares of Class B common stock or other classes of common or preferred stock to persons or in a manner that would further concentrate the voting control of or, in the case of preferred stock, that could convey economic preferences over, our Class A common stock.
     Through his control of ERH, Mr. McCaw can currently control our management, affairs and all matters requiring stockholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and, subject to our agreements with Bell Canada and Intel Capital, the composition of our board of directors. Under the voting agreement between Intel Capital and ERH, each party has agreed to vote its shares in favor of four directors designated by ERH and for two directors designated by Intel Capital, for so long as Intel Capital holds at least 15% of our outstanding capital stock, and for one director designated by Intel Capital, for so long as Intel Capital holds at least 7.5% of our outstanding capital stock. ERH’s right to cause Intel to vote its shares in favor of four individuals designated by ERH is not subject to any minimum share ownership requirement. Under the voting agreement, ERH will retain these rights even if ERH no longer holds any shares of our capital stock. In addition, if all of ERH’s shares of our Class B common stock were to convert into Class A common stock and Intel Capital did not convert any of their shares of our Class B common stock to Class A common stock, Intel Capital would beneficially own shares of common stock representing approximately 50% of our voting power. As a result, Intel Capital would be able to exercise effective control over our company, subject to Intel Capital’s voting agreement with ERH.

CLEARWIRE CORPORATION AND SUBSIDIARIES
     Since our initial public offering in March 2007, the market price of our common stock has been and may continue to be volatile.
     The trading price of our Class A common stock following the offering has been volatile and could be subject to further fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
•	quarterly variations in our results of operations or those of our competitors, either alone or in comparison to analyst’s expectations;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	disruption to our operations or those of other companies critical to our network operations;

•	the emergence of new competitors or new technologies;

•	our ability to develop and market new and enhanced products on a timely basis;

•	seasonal or other variations in our subscriber base;

•	commencement of, or our involvement in, litigation;

•	availability of additional spectrum;

•	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt including upon the exercise of outstanding warrants and options;

•	changes in our board or management;

•	adoption of new or different accounting standards;

•	changes in governmental regulations or the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements regarding mobile WiMAX and other technical standards; and

•	general economic conditions and slow or negative growth of related markets.
     In addition, the stock market in general, and the market for shares of technology companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. We expect the price of our Class A common stock will be subject to continued volatility. In addition, in the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation or shareholder derivative suits have often been instituted against those companies. Such litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources.

CLEARWIRE CORPORATION AND SUBSIDIARIES
Item 6. Exhibits
EXHIBIT INDEX

3.1	Fourth Amended and Restated Certificate of Incorporation of Clearwire Corporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of stock certificate for Class A common stock.*

4.2	Amended and Restated Stockholders Agreement dated March 16, 2004 among Clearwire Corporation and the parties thereto.*

4.3	Registration Rights Agreement dated November 13, 2003 among Flux U.S. Corporation, Clearwire Holdings, Inc. and Hispanic Information and Telecommunications Network, Inc.*

4.4	Registration Rights Agreement dated March 16, 2004 among Clearwire Corporation and the parties thereto.*

4.5	Registration Rights Agreement dated August 5, 2005 among Clearwire Corporation and certain buyers of the Senior Secured Notes.*

4.6	Investor Rights Agreement dated August 29, 2006 among Clearwire Corporation, Intel Pacific, Inc. and Motorola, Inc.*

4.7	Securities Purchase Agreement dated August 5, 2005 among Clearwire Corporation and the buyers of the Senior Secured Notes, as amended February 16, 2006.*

4.8	Indenture dated August 5, 2005 among Clearwire Corporation, Clearwire LLC, Fixed Wireless Holdings, LLC, NextNet Wireless, Inc. and The Bank of New York, as Trustee, as supplemented February 16, 2006.** .

4.9	Form of Senior Secured Note, due 2010.*

4.10	Form of Warrant.*

10.1	Credit Agreement among Clearwire Corporation, the several lenders from time to time parties hereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc., as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent and Morgan Stanley Senior Funding, Inc., as Administrative Agent, dated as of July 3, 2007 (Incorporated by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed July 5, 2007).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by Reference to Clearwire’s Registration Statement on Form S-1 (Registration No. 333-139468), as amended.

**	Incorporated by reference to Clearwire’s Registration Statement on Form S-1 (Registration No. 333-144357).

CLEARWIRE CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION

Date: August 9, 2007	/s/ JOHN A. BUTLER

John A. Butler
Chief Financial Officer