Form 10-Q
period 2007-09-30
CLEARWIRE CORP
filed 2007-11-14
CIK 1285551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares outstanding of the registrant’s Class A common stock as of November 9, 2007 was 135,557,147. The number of shares outstanding of the registrant’s Class B common stock as of November 9, 2007 was 28,596,685.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$714,283	$438,030
Short-term investments	303,033	663,644
Restricted cash	13,985	10,727
Restricted investments	—	69,401
Accounts receivable, net of allowance of $1,947 and $753	3,498	2,774
Notes receivable, related party	6,557	4,409
Inventory	3,749	1,398
Prepaids and other assets	34,727	19,219

Total current assets	1,079,832	1,209,602
Property, plant and equipment, net	519,366	302,798
Restricted cash	182	117
Restricted investments	—	16,269
Prepaid spectrum license fees	426,960	241,151
Spectrum licenses and other intangible assets, net	465,579	222,980
Goodwill	33,424	30,908
Investments in equity investees	15,350	14,983
Other assets	30,777	29,565

TOTAL ASSETS	$2,571,470	$2,068,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses (includes related party balances of $4,289 and $6,799)	$111,044	$108,216
Deferred rent	16,245	6,986
Deferred revenue	8,801	5,599
Due to affiliate	13	532
Current portion of long-term debt	20,000	1,250

Total current liabilities	156,103	122,583
Long-term debt, net of discount of $0 and $110,007	990,000	644,438
Other long-term liabilities	87,066	42,385

Total liabilities	1,233,169	809,406
MINORITY INTEREST	13,234	1,358
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, par value $0.0001, and additional paid-in capital, 350,000,000 shares authorized; Class A, 135,514,463 and 109,325,236 shares issued and outstanding	2,084,173	1,474,759
Class B, 28,596,685 shares issued and outstanding	234,376	234,376
Common stock and warrants payable	—	166
Deferred compensation	—	(116)
Accumulated other comprehensive income	4,441	6,990
Accumulated deficit	(997,923)	(458,566)

Total stockholders’ equity	1,325,067	1,257,609

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,571,470	$2,068,373

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Service	$41,297	$18,962	$106,056	$43,855
Equipment and other (includes related party sales of $0, $3,278, $0 and $15,546)	—	7,937	—	32,583

Total revenues	41,297	26,899	106,056	76,438

OPERATING EXPENSES:
Cost of goods and services (exclusive of items shown separately below):
Cost of service (includes related party costs of $815, $0, $2,205 and $0)	29,268	13,387	69,316	33,999
Cost of equipment (includes related party costs of $0, $2,222, $0 and $8,914)	—	5,316	—	19,674
Selling, general and administrative expense	103,424	52,166	259,456	142,532
Research and development	194	2,603	1,217	8,470
Depreciation and amortization	22,659	9,538	58,558	26,372
Spectrum lease expense	28,278	6,661	56,543	14,649
Gain on sale of NextNet	—	(19,793)	—	(19,793)

Total operating expenses	183,823	69,878	445,090	225,903

OPERATING LOSS	(142,526)	(42,979)	(339,034)	(149,465)

OTHER INCOME (EXPENSE):
Interest income	16,596	6,249	52,006	13,135
Interest expense	(28,813)	(19,312)	(76,542)	(49,741)
Foreign currency translation gains (losses), net	292	(20)	224	(20)
Loss on extinguishment of debt	(159,193)	—	(159,193)	—
Other-than-temporary impairment loss on investments	(14,208)	—	(14,208)	—
Other income (expense), net	453	(821)	2,197	1,426

Total other expense, net	(184,873)	(13,904)	(195,516)	(35,200)

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(327,399)	(56,883)	(534,550)	(184,665)
Income tax provision	(1,198)	(648)	(3,927)	(1,875)

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(328,597)	(57,531)	(538,477)	(186,540)
Losses from equity investees, net	(1,034)	(2,042)	(3,841)	(5,757)
Minority interest in net loss (income) of consolidated subsidiaries	994	(190)	2,961	446

NET LOSS	$(328,637)	$(59,763)	$(539,357)	$(191,851)

Net loss per common share, basic and diluted	$(2.01)	$(0.61)	$(3.44)	$(2.30)

Weighted average common shares outstanding, basic and diluted	163,586	97,854	156,940	83,595

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(539,357)	$(191,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	3,631	614
Depreciation and amortization	58,558	26,372
Amortization of prepaid license fees	16,962	4,301
Amortization of deferred financing costs and accretion of debt discount	19,234	13,044
Deferred income taxes	3,901	1,875
Share-based compensation	28,600	8,366
Minority interest	(2,961)	(446)
Losses from equity investees, net	3,841	5,757
Loss on extinguishment of debt	159,193	—
Other-than-temporary impairment loss on investments	14,208	—
Loss (gain) on other asset disposals	531	(1,885)
Gain on sale of equity investment	(2,213)
Gain on sale of business	—	(19,793)
Changes in assets and liabilities, net of effects from acquisitions:
Prepaid spectrum license fees	(183,776)	(50,510)
Inventory	(2,331)	(1,823)
Accounts receivable	(3,954)	648
Prepaids and other assets	(15,716)	(2,710)
Accounts payable	26,544	(2,584)
Accrued expenses and other liabilities	17,136	31,057
Due to affiliate	(519)	13

Net cash used in operating activities	(398,488)	(179,555)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(279,198)	(129,032)
Payments for acquisitions of spectrum licenses and other	(212,353)	(34,701)
Purchases of short-term investments	(1,144,293)	(655,903)
Sales or maturities of short-term investments	1,478,252	385,389
Purchase of minority interest	(1,173)	—
Investments in equity investees	(5,293)	(2,161)
Issuance of notes receivable, related party	(2,000)	(4,105)
Restricted cash	(3,323)	(735)
Restricted investments	85,670	(33,328)
Business acquisitions, net of cash acquired	(7,067)	(44,806)
Proceeds from sale of equity investment	2,250	47,085
Proceeds from sale of other assets	1,000	—

Net cash used in investing activities	(87,528)	(472,297)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for IPO and other, net	556,005	1,031,167
Proceeds from issuance of common stock for option and warrant exercises	4,610	—
Proceeds from issuance of debt	1,000,000	495,350
Deferred financing fees	(66,954)	(21,820)
Principal payments on long-term debt	(745,696)	—
Contributions from minority interests	15,000	—

Net cash provided by financing activities	762,965	1,504,697
Effect of foreign currency exchange rates on cash and cash equivalents	(696)	2,231

Net increase in cash and cash equivalents	276,253	855,076
CASH AND CASH EQUIVALENTS:
Beginning of period	438,030	29,188

End of period	$714,283	$884,264

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Common stock and warrants issued for spectrum licenses	$21,379	$41,981
Common stock and warrants issued for business acquisitions	$15	$25,022
Cash paid for taxes	$24	$—
Cash paid for interest	$91,229	$49,253
Fixed asset purchases in accounts payable	$10,672	$6,849
Non-cash dividends to related party	$1,465	$2,384
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A		Class B		Common		Accumulated			Total
	Common Stock, Warrants and		Common Stock and		stock		Other		Total	Comprehensive
	Additional Paid In Capital		Additional Paid In Capital		and warrants	Deferred	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Shares	Amount	payable	Compensation	Income (Loss)	Deficit	Equity	(Loss)
Balances at December 31, 2006	109,325	$1,474,759	28,597	$234,376	$166	$(116)	$6,990	$(458,566)	$1,257,609	$(276,731)

Net loss	—	—	—	—	—	—	—	(539,357)	(539,357)	(539,357)
Foreign currency translation adjustment	—	—	—	—	—	—	9,895	—	9,895	9,895
Unrealized loss on short-term investments	—	—	—	—	—	—	(26,652)	—	(26,652)	(26,652)
Reclassification adjustment for other-than-temporary impairment loss on investments	—	—	—	—	—	—	14,208	—	14,208	14,208
Common stock issued from IPO, net	24,000	556,005	—	—	—	—		—	556,005
Common stock issued for spectrum	233	4,200	—	—	—	—	—	—	4,200
Warrants issued	—	17,194	—	—	(166)	—	—	—	17,028
Options and warrants exercised	1,884	4,610	—	—	—	—	—	—	4,610
Cashless option exercises and other stock transactions	39	(618)	—	—	—	—	—	—	(618)
Deferred stock-based compensation	—		—	—	—	116	—	—	116
Restricted stock compensation	33	286							286
Share-based compensation	—	27,737	—	—	—		—	—	27,737

Balances at September 30, 2007	135,514	$2,084,173	28,597	$234,376	$—	$—	$4,441	$(997,923)	$1,325,067	$(541,906)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The Business
     The condensed consolidated financial statements include the accounts of Clearwire Corporation, a Delaware corporation, and its wholly-owned and majority-owned or controlled subsidiaries (collectively, the “Company” or “Clearwire”). Clearwire was formed on October 27, 2003 and is an international provider of wireless broadband services. Clearwire, which operates as one business segment, delivers high-speed wireless broadband services to individuals, small businesses, and others in a growing number of markets through its advanced network. As of September 30, 2007, the Company offered its services in 44 markets throughout the United States and 4 markets internationally.
     On March 13, 2007, the Company completed its initial public offering (“IPO”) of its Class A common stock in which a total of 24,000,000 shares of Class A common shares were sold and issued at a price of $25.00 per share. The Company raised a total of $600.0 million in gross proceeds, or approximately $555.2 million in net proceeds after deducting underwriting discounts, commissions and other IPO fees of $44.8 million. The Company has used these proceeds for market and network expansion, spectrum acquisitions and general corporate purposes.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Significant estimates inherent in the preparation of the accompanying financial statements include the application of purchase accounting including the valuation of acquired assets and liabilities, spectrum licenses, valuation of investments, allowance for doubtful accounts, depreciation and the fair value of shares granted to employees and third parties.
     Recent Accounting Pronouncements
     SFAS No. 159 — In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.
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
2. Summary of Significant Accounting Policies
     There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2007 as compared to the significant accounting policies described in the Company’s Registration Statement on Form S-1/A (Registration No. 333-139468) filed on March 7, 2007.
3. Significant Transactions
     On July 3, 2007, the Company entered into a senior term loan facility providing for loans of up to $1.0 billion. The Company borrowed $379.3 million under the senior term loan facility on the date of closing and repaid obligations under the $125.0 million term loan and fees and costs attributable to the senior term loan facility. The remainder is being used for capital expenditures, working capital and general corporate purposes. On August 15, 2007, the Company borrowed the remaining amount of approximately $620.7 million under the senior term loan facility, and fully retired the senior secured notes, originally due 2010, for a price of 102.5% of the aggregate principal amount outstanding of approximately $620.7 million plus accrued and unpaid interest to the date of redemption and the remaining portion of the interest escrow. The new $1.0 billion senior secured term loan facility provides for quarterly amortization payments aggregating an annual amount equal to 1.00% of the original principal amount of the term loans prior to the maturity date, with the remaining balance due on July 3, 2012. In general, borrowings under the new senior term loan facility bear interest based, at the Company’s option, at either the Eurodollar rate or an alternate base rate, in each case plus a margin. The initial rate of interest for borrowings under the new senior term loan facility is the Eurodollar rate plus 6.00% or the alternate base rate plus 5.00%, with interest payable quarterly with respect to alternate base rate loans, and with respect to Eurodollar loans, interest is payable in arrears at the end of each applicable period, but at least every three months.
     In connection with the repayment of the $125.0 million term loan and the retirement of the $620.7 million senior secured notes due 2010, the Company recorded a $159.2 million loss on extinguishment of debt, which was primarily due to the write-off of the unamortized portion of the proceeds allocated to the warrants originally issued in connection with the senior secured notes and the related deferred financing costs. In connection with the new $1.0 billion debt, the company recorded deferred financing cost of $27.6 million which is being amortized over the five year term of the loan.
     See Note 16. Subsequent Events for an increase in the senior term loan facility of $250.0 million, which closed on November 2, 2007.

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
     On May 29, 2007, the Company closed an agreement with BellSouth Corporation to acquire for an aggregate price of $300.0 million all interests in SFT Spectrum, LLC and BWC Spectrum, LLC, which collectively held all of AT&T Inc.’s leases and licenses for 2.5 GHz spectrum. These entities were wholly-owned subsidiaries of BellSouth Corporation, which is wholly-owned by AT&T, Inc. as a result of a merger that closed in December 2006. Based on the terms of the agreement, the acquisition was treated as a purchase of assets under Emerging Issues Task Force (“EITF”) 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (“EITF 98-3”). Of the $300.0 million paid to acquire these spectrum leases and licenses, the Company allocated $196.8 million to the owned licenses and $103.2 million to the leased licenses based on the estimated fair values of the assets acquired.
4. Short-Term Investments
     Short-term investments as of September 30, 2007 consist of the following (in millions):

	September 30, 2007				December 31, 2006
	Gross Unrealized				Gross Unrealized
Security	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Commercial paper	$29,880	$8	$(8)	$29,880	$90,232	$—	$—	$90,232
Corporate bonds	113,987	19	(114)	113,892	226,316	15	(85)	226,246
Municipal bonds	51,109	25	—	51,134	156,245	21	(26)	156,240
Auction rate securities	114,575	—	(12,447)	102,128	116,575	—	—	116,575
Other securities	6,000	—	(1)	5,999	74,351			74,351

	$315,551	$52	$(12,570)	$303,033	$663,719	$36	$(111)	$663,644

     Marketable debt and equity securities that are available for current operations are classified as short-term available-for-sale investments, and are stated at fair value. Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income (loss). Unrealized losses are recognized when a decline in fair value is determined to be other-than-temporary. Realized gains and losses are determined on the basis of the specific identification method.
     At September 30, 2007, the Company held a total of $303.0 million in available for sale, short term investments of which $102.1 million were auction rate securities. Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 28 days through an auction process with the underlying securities that have contractual maturities greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates through the auction rate process. At September 30, 2007, the Company held auction rate securities that recently failed to settle in the auction process. While the Company continues to earn interest on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value. Accordingly, the Company has recorded these investments at their estimated fair value and recorded an unrealized loss on these securities of $12.4 million in other comprehensive income, reflecting the decline in the estimated fair value of these securities. With the exception of one auction rate security that we determined losses to be other than temporary, the Company has concluded that no other-than-temporary impairment losses occurred in the auction rate securities in the three and nine months ended September 30, 2007 due to the fact that the decline in market value is due to general market conditions, these investments are of high credit quality with credit ratings of AA or higher, and the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. Given the current market volatility, the Company will continue to monitor its short-term investments for substantive changes in relevant market conditions, substantive changes in financial condition and/or performance of the investments' issuers or other substantive changes in these investments. The Company may be required to record additional realized loss for impairment if the decline in fair value is determined to be other-than-temporary.
     During the three months ended September 30, 2007, the Company incurred other-than-temporary impairment losses of $14.2 million related to a decline in values of investment securities which were determined to be other than

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
temporary. The Company estimated the fair value of these securities mainly based on prices provided by broker-dealers. These prices could change significantly based on market conditions. There were no realized gains and losses for the three and nine months ended September 30, 2006.
5. Property, Plant and Equipment
     Property, plant and equipment as of September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Network and base station equipment	$262,026	$161,875
Customer premise equipment	78,952	47,700
Furniture, fixtures and equipment	44,567	20,546
Leasehold improvements	12,324	8,340
Construction in progress	221,993	112,669

	619,862	351,130
Less: accumulated depreciation	(100,496)	(48,332)

	$519,366	$302,798

     Interest capitalized for the quarters ended September 30, 2007 and 2006 was $4.9 million and $5.1 million, respectively. For the nine months ended September 30, 2007 and 2006 interest capitalized was $13.8 million and $11.2 million, respectively. Depreciation expense for the quarters ended September 30, 2007 and 2006 was $21.5 million and $8.5 million, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $55.4 million and $24.6 million, respectively.
6. Spectrum Licenses, Goodwill, and Other Intangible Assets
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
     During the quarter ended September 30, 2007 the Company paid cash consideration of $17.4 million relating to purchased spectrum rights. During the nine months ended September 30, 2007, the Company paid consideration relating to purchased spectrum rights of $216.3 million, which was comprised of $212.1 million in cash, of which $196.8 million related to the purchased spectrum rights acquired from BellSouth, and $4.2 million in the form of warrants and common stock. Also, during the nine months ended September 30, 2007, the Company paid $250,000 in cash relating to other intangible assets.
     During the quarter ended September 30, 2007, cash consideration paid relating to leased spectrum was $18.4 million. During the nine month period ended September 30, 2007, the Company paid consideration relating to leased spectrum rights of $206.7 million, which was comprised of $189.6 million in cash, of which $103.2 million related to the purchase of leased spectrum from BellSouth and $17.1 million in the form of warrants and common stock. Also, during the nine months ended September 30, 2007, the Company received $6.0 million in cash relating to sale of leased spectrum.
     For the quarters ended September 30, 2007 and 2006, the Company recorded amortization of $11.6 million and $1.7 million, respectively, on prepaid spectrum license fees and $1.2 million and $1.0 million, respectively, on spectrum licenses and other intangibles. For the nine months ended September 30, 2007 and 2006, the Company recorded

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
amortization of $17.0 million and $4.3 million, respectively, on prepaid spectrum license fees and $3.2 million and $1.8 million, respectively, on spectrum licenses and other intangibles.
     During the second quarter ended 2007, the Company acquired spectrum from BellSouth Corporation for an aggregate price of $300.0 million. Of these amounts, the Company preliminarily allocated $180.0 million to purchased spectrum rights and $120.0 million to leased spectrum.  During the third quarter 2007, the Company finalized the allocation estimates and recorded $196.8 million as purchased spectrum rights and $103.2 million as leased spectrum.
7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses as of September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Accounts payable	$56,189	$41,710
Accrued interest	6,788	27,272
Salaries and benefits	18,635	12,095
Other	29,432	27,139

	$111,044	$108,216

8. Commitments and Contingencies
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
     Future cash payments under spectrum license and operating lease obligations (including optional renewal periods) as of September 30, 2007 for the nine months remaining in 2007 and subsequent calendar years are as follows (in thousands):

	Leased	Operating
Years Ending December 31,	Spectrum	Lease	Total
2007, remaining as of September 30	$8,438	$15,870	$24,308
2008	34,581	62,502	97,083
2009	34,522	62,724	97,246
2010	35,005	62,116	97,121
2011	34,867	61,896	96,763
Thereafter, including all renewal periods	1,364,337	1,195,203	2,559,540

	$1,511,750	$1,460,311	$2,972,061

     Clearwire has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these actions will not have a material adverse impact on Clearwire’s financial condition or results of operations.
9. Income Taxes
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     As of January 1, 2007, the Company had no unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. There have been no changes to the Company’s liability for unrecognized tax benefits during the nine months ended September 30, 2007.
     The Company has recorded a valuation allowance against a significant portion of its deferred tax assets. Management has reviewed the facts and circumstances, including the limited history and the projected future tax losses and determined that it is appropriate to record a valuation allowance for deferred tax assets that will not be reduced by schedulable deferred tax liabilities.
     The Company and its subsidiaries file income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. As of the date of adoption of FIN 48, the tax returns for 2003 through 2006 remain open to examination by the Internal Revenue Service and various state tax authorities. In addition, the Company has acquired US and foreign entities which operated prior to 2003. Most of the acquired entities generated losses for income tax purposes and remain open to examination by US and foreign tax authorities as far back as 1998. The Company does not anticipate any material affect to the financial statements as a result of these examinations.
     The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company had accrued no interest or penalties related to uncertain tax positions.
10. Stockholders’ Equity
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
     On March 13, 2007, the Company completed the sale of 24,000,000 shares of its Class A common stock in its IPO. The shares were sold in the offering at a price of $25.00 per share, and the Company received net proceeds of $555.2 million, net of underwriters’ discount, commissions and other IPO fees of $44.8 million. The Company has used these proceeds for market and network expansion, spectrum acquisitions and general corporate purposes.
     As a result of its IPO, the Company filed a Registration Statement on Form S-1 (Registration No. 333-144357), that went effective on August 28, 2007, covering the resale of up to 14,973,024 shares of the Company’s Class A common stock. All 14,973,024 shares of Class A common stock are issuable on exercise of warrants registered and are offered by the selling stockholders. The Company does not receive any part of the proceeds from the sale of common stock by the selling stockholders. If all the shares of common stock are issued upon exercise of outstanding warrants without using any applicable cashless exercise provisions, we will receive $224,595,360 in cash from the warrant holders, assuming the exercise price of the warrants is not adjusted. Any proceeds received by us from the exercise of the warrants will be used by us for general corporate purposes as provided. All such warrants include net exercise, or cashless exercise, provisions that may reduce or eliminate the cash proceeds we receive upon exercise of such warrants; however, any such reduction also will have the effect of reducing the number of shares of Class A common stock issued in net exercise transactions.
11. Share-Based Payments
     On January 19, 2007, Clearwire’s Board of Directors adopted the 2007 Stock Compensation Plan (the “2007 Plan”), which authorizes the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to its employees, directors and consultants. The 2007 Plan was adopted by the Company’s stockholders on February 16, 2007. There are 15,000,000 shares of Class A common stock authorized under the 2007 Plan. Options granted under the 2007 Plan generally vest ratably over four years and expire no later than ten years after the date of grant. Shares to be awarded under the 2007 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired and held as treasury shares, or a combination thereof. At September 30, 2007 there were 8,645,336 shares available for grant under the 2007 Stock Option Plan.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Stock Options
     The Company applies SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Share-based compensation expense is based on the estimated grant-date fair value and is recognized net of a forfeiture rate on those shares expected to vest over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.
     Compensation cost recognized for these plans for the three months and nine months ended September 30, 2007 and 2006 is presented as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of service	$21	$31	$53	$717
Selling, general and administrative	10,378	4,357	28,547	7,649

	$10,399	$4,388	$28,600	$8,366

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected volatility	58.28%	68.44%	57.07% - 64.68%	68.44% - 78.62%
Expected dividend yield	—	—	—	—
Expected life (in years)	6.25	6.25	6.25	6.25
Risk-free interest rate	4.80%	4.72% - 4.87%	4.46% - 5.00%	4.45% - 4.92%
Weighted average fair value per option at grant date	$13.91	$11.95	$15.06	$11.53
     During the third quarter of 2007, an estimate of 7.5% was used for the annual forfeiture rate based on the Company’s historical experience since inception. Prior to third quarter 2007, the estimated annual forfeiture rate was 6.4%.
     During the three and nine months ended September 30, 2007, the Company granted 2,942,950 options and 6,456,662 options, respectively, at a weighted average exercise price of $23.59 and $24.29, respectively. During the three and nine months ended September 30, 2006, the Company granted 2,458,246 options and 3,832,474 options, respectively, at a weighted average exercise price of $18.00 and $16.92, respectively.
     As of September 30, 2007, a total of 16,392,768 options were outstanding at a weighted average exercise price of $14.95, of which 5,391,598 options were exercisable at a weighted average exercise price of $6.67. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at September 30, 2007 was $90.0 million and is expected to be recognized over a weighted average period of 2.2 years.
     The Company also granted stock options to employees of entities under common control who performed services to purchase shares of the Company’s Class A common stock. For the three and nine months ended September 30, 2007, the Company recorded dividends of $401,000 and $1.5 million, respectively. For the three and nine months ended September 30, 2006 the Company recorded dividends of $1.6 million and $2.4 million, respectively.
     Restricted Stock Awards
     There were no grants of restricted stock during the three months ended September 30, 2007. During the nine months ended September 30, 2007, the Company issued 33,333 shares of restricted stock to a certain senior officer at a valuation price of $25.00 per share, which vests over a four-year period. Compensation expense related to restricted stock grants was $187,000 and $234,000 for the quarters ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, compensation expense related to restricted stock awards was $628,000 and $797,000, respectively. As of September 30, 2007, the number of restricted shares outstanding was 449,999 shares and

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
there was $674,000 of total unrecognized compensation cost related to the unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.3 years.
     Restricted Stock Units
     During the three months ended September 30, 2007, the Company granted 400,000 restricted stock units to certain officers and employees under the 2007 Plan. All restricted stock units vest over a four-year period. Under SFAS 123(R), the fair value of the Company’s restricted stock units is based on the grant-date fair market value of the common stock, which equals the grant date market price of $23.30 per share. The total fair value was $9.3 million. Compensation expense related to the restricted stock units during the quarter end September 30, 2007 was $168,000, net of forfeitures. As of September 30, 2007, there were 400,000 units outstanding and total unrecognized compensation cost of $9.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.
     SAR Plan
     The Company accounts for stock appreciation rights (“SARs”) under SFAS No. 123(R) and, as settlement is anticipated to be in cash, records these grants as liability awards. The SARs are remeasured at fair value each reporting period until the awards are settled using the same assumptions as a stock option granted under the 2003 Stock Option Plan.
     There were no grants during the first nine months of 2007. The Company recorded $119,000 and $34,000, net of forfeitures, of share-based compensation expense related to SARs during the quarters ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006 the share-based compensation expense related to SARs was $398,000 and $67,000, respectively. The share-based compensation liability at September 30, 2007 for the requisite service that has been rendered was $577,000 and was included in other long-term liabilities. As of October 1, 2007, all outstanding SARs were converted to non-qualified stock options under the 2007 Stock Option Plan.
     Warrants
     There were no warrants granted during the three months ended September 30, 2007. During the nine months ended September 30, 2007, the Company issued 1,407,139 warrants at a weighted average exercise price of $37.99 to purchase the Company’s Class A common stock in connection with business acquisitions and the acquisition of spectrum or assets. At September 30, 2007 there were 17,806,217 warrants outstanding and exercisable with a weighted average exercise price of $16.57.
     The fair value of warrants granted is estimated on the date of grant using the Black-Scholes option pricing model using the following average assumptions for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected volatility	N/A	73.76% to 88.54%	64.68% to 88.54%	73.76% to 88.54%
Expected dividend yield	N/A	—	—	—
Contract life (in years)	N/A	5-10	5-10	5-10
Risk-free interest rate	N/A	3.98% - 5.16%	3.05% - 4.81%	3.05% - 5.16%
Weighted average fair value per warrant at issuance date	N/A	$10.31	$12.07	$9.84
12. Net Loss Per Share
     Basic and diluted loss per share has been calculated in accordance with SFAS No. 128, Earnings Per Share, for the three and nine months ended September 30, 2007 and 2006. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     The computations of diluted loss per share for the three and nine months ended September 30, 2007 and 2006, did not include the effects of the following options, shares of nonvested restricted stock, restricted stock units and warrants as the inclusion of these securities would have been antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock options	14,394,765	9,946,257	13,535,389	9,341,131
Nonvested restricted stock	74,999	83,333	76,800	65,018
Restricted Stock Units	73,533	—	24,780	—
Warrants	18,153,770	17,545,558	18,150,917	15,889,739

	32,697,067	27,575,148	31,787,886	25,295,888

13.  Comprehensive Loss
     Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income is comprised of foreign currency translation adjustments from the Company’s subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale, and other-than-temporary impairment losses on available-for-sale securities.
     Total comprehensive loss was $334.6 million and $53.2 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006 total comprehensive loss was $541.9 million and $187.6 million, respectively. The primary differences between net loss as reported and comprehensive loss are foreign currency translation adjustments, unrealized losses and other-than-temporary losses from available-for-sale investments.
     The components of accumulated other comprehensive income were as follows (in thousands):

	September 30,	December 31,
	2007	2006
Net unrealized loss on available-for-sale investments	$(26,726)	$(74)
Other-than-temporary impairment loss on investments	14,208	—
Cumulative foreign currency translation adjustment	16,959	7,064

Total accumulated other comprehensive income	$4,441	$6,990

14.  Geographic Information

     The Company reports geographical information for revenue and long-lived assets as follows (in thousands):

	Revenue (a)		Revenue (a)		Long-lived Assets (b)
	Three months ended September 30,		Nine months ended September 30,		September 30,	December 31,
	2007	2006	2007	2006	2007	2006
United States	$33,424	$22,120	$85,598	$65,150	$1,273,452	$661,444
Europe	7,873	4,779	20,458	11,288	128,925	103,782

	$41,297	$26,899	$106,056	$76,438	$1,402,377	$765,226

(a)	Revenues are attributed to geographic areas based on the location of the customer.

(b)	Consists of property, plant and equipment and prepaid spectrum and spectrum licenses attributable to the geographic area based on location.
15.  Related Party Transactions
     Clearwire has a number of strategic and commercial relationships with third-parties that have had a significant impact on Clearwire’s business, operations and financial results. These relationships have been with Eagle River Holdings, LLC (“ERH”), Motorola, Inc. (“Motorola”), Intel Corporation (“Intel”), Hispanic Information and

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
Telecommunications Network, Inc. (“HITN”), ITFS Spectrum Advisors, LLC (“ISA”), ITFS Spectrum Consultants LLC (“ISC”) and Bell Canada (“Bell”), all of which are or have been related parties.
     Relationships among Certain Stockholders, Directors, and Officers of Clearwire — As of September 30, 2007, ERH is the holder of approximately 65% of Clearwire’s outstanding Class B common stock and approximately 13% of Clearwire’s outstanding Class A common stock. Eagle River Inc. (“ERI”) is the manager of ERH. Each entity is controlled by Craig McCaw. Mr. McCaw and his affiliates have significant investments in other telecommunications businesses, some of which may compete with Clearwire currently or in the future. Mr. McCaw and his affiliates will likely continue to make additional investments in telecommunications businesses.
     ERH also held 3.1% of the Company’s long-term debt as of December 31, 2006 and 0% as of September 30, 2007 as a result of the retirement of all senior secured notes on August 15, 2007 as described in Note 3. As of December 31, 2006, the notes held by ERH consisted of $23.0 million face value, or $19.3 million net of discounts for warrants. As of September 30, 2007 and December 31, 2006 ERH held warrants entitling it to purchase 613,333 shares of the Company’s Class A common stock. The exercise price of the warrant is $15.00 per share.
     ERH earned interest relating to the notes in the amount of $316,000 and $673,000 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, ERH earned interest relating to the notes in the amount of $1.6 million and $3.2 million, respectively. ERH received payments in the amount of $1.3 million and $1.3 million for accrued interest during the quarter ended September 30, 2007 and 2006. During the nine months ended September 30, 2007 and 2006, ERH received payments of $2.5 million and $3.8 million, respectively, for accrued interest.
     Certain officers and directors of Clearwire provide additional services to ERH, ERI and their affiliates for which they are separately compensated by such entities. Any compensation paid to such individuals by ERH, ERI and/or their affiliates for their services is in addition to the compensation paid by Clearwire.
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
     In exchange for the services, Clearwire historically paid ERI an annual advisory fee of $800,000 plus any out-of-pocket expenses incurred by ERI. The annual advisory fee covered certain overhead expenses incurred by ERI on behalf of Clearwire, including expenses related to providing administrative support and office space to Messrs. McCaw, the Company’s Chairman, and Wolff, the Company’s Chief Executive Officer, and compensation for services provided to Clearwire by certain personnel of ERI. During the three months ended September 30, 2007 and 2006, the Company paid ERI fees of $0 and $200,000, respectively, and expense reimbursements of $142,000 and $127,000, respectively, under this agreement. During the nine months ended September 30, 2007 and 2006, the Company paid ERI fees of $67,000 and $600,000, respectively, and expense reimbursements of $257,000 and $679,000, respectively, under this agreement. Beginning February 2007, Mr. McCaw has received annual compensation directly from Clearwire in his capacity as the Company’s Chairman of $300,000 per year, plus expense reimbursements.
     Pursuant to the origination of the Advisory Services Agreement in 2003, Clearwire also issued to ERH warrants to purchase 375,000 shares of the Company’s Class A common stock at an exercise price of $3.00 per share, which may be exercised any time within 10 years of the issuance of the warrants. As of September 30, 2007, the remaining life of the warrant was 6.1 years.
     Nextel Undertaking — Clearwire and Mr. McCaw entered into an agreement and undertaking in November 2003, pursuant to which Clearwire agreed to comply with the terms of a separate agreement between Mr. McCaw and Nextel Communications, Inc. (“Nextel”), so long as the Company was a “controlled affiliate” of Mr. McCaw as defined therein, certain terms of which were effective until October 2006. Under the agreement with Mr. McCaw, Nextel had the right to swap certain channels of owned or leased Broadband Radio Service (“BRS”) or Educational Broadband Service (“EBS”) spectrum with entities controlled by Mr. McCaw, including Clearwire. While the agreement was still

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
effective, Nextel notified the Company of its request to swap certain channels, which is currently pending. There were no payments made to Nextel under this agreement in the first nine months of 2007.
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
     The Company and Intel have agreed to share the revenues received from subscribers using Intel mobile computing devices on the Company’s domestic mobile WiMAX network. Intel will also receive a one time fixed payment for each new Intel mobile computing device activated on the Company’s domestic mobile WiMAX network once the Company has successfully achieved substantial mobile WiMAX network coverage across the United States. Through September 30, 2007, Clearwire has not been required to make any payments to Intel under this agreement.
     Motorola Agreements — Simultaneously with the sale of NextNet to Motorola, Clearwire and Motorola entered into commercial agreements pursuant to which the Company agreed to purchase certain infrastructure and supply inventory from Motorola. Under these agreements, Clearwire is committed to purchase no less than $150.0 million of network infrastructure equipment, modems, PC Cards and other products from Motorola on or before August 29, 2008, subject to Motorola continuing to satisfy certain performance requirements and other conditions. The Company is also committed to purchase certain types of network infrastructure products, modems and PC Cards it provides to its subscribers exclusively from Motorola for a period of five years and, thereafter, 51% until the term of the agreement is completed on August 29, 2014, as long as certain conditions are satisfied. For the three and nine months ended September 30, 2007, total purchases from Motorola under these agreements were $30.4 million and $64.1 million, respectively. The remaining commitment was $60.5 million at September 30, 2007.
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
     In March 2004, the MSA between Clearwire and HITN was amended to provide, among other things, additional leased EBS spectrum capacity in an additional major metropolitan market. Clearwire and HITN also entered into a spectrum option agreement (the “Option Agreement”) whereby Clearwire has an option to enter into leases of spectrum for which HITN has pending EBS license applications upon grant of those licenses by the FCC. The lease terms and conditions would be similar to those under the MSA.
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
     For the three and nine months ended September 30, 2007, ISC earned no revenues in each period, respectively, and received cash of $0 and $39,000, respectively. During the three months ended September 30, 2006, ISC earned no revenues. For the nine months ended September 30, 2006, ISC earned approximately $250,000, of which $63,000 was payable in cash and the remainder payable in warrants to purchase 12,491 shares of Class A common stock valued at $187,000.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Agreements with Bell Canada — In March 2005, Bell, a Canadian telecommunications company which is a subsidiary of BCE Inc. (“BCE”), purchased 8,333,333 shares of Clearwire’s Class A common stock for $100.0 million. At the time of the investment, Bell and BCE Nexxia Corporation (“BCE Nexxia”), an affiliate of Bell, entered into a Master Supply Agreement (“Master Supply Agreement”) dated March 16, 2005 with Clearwire. Under the Master Supply Agreement, Bell and BCE Nexxia provide or arrange for the provision of hardware, software, procurement services, management services and other components necessary for Clearwire to provide Voice over Internet Protocol (“VoIP”) services to their subscribers in the United States and provide day-to-day management and operation of the components and services necessary for Clearwire to provide these VoIP services. Clearwire will pay to Bell Canada or BCE Nexxia a flat fee for each new subscriber of its VoIP telephony services. Clearwire has agreed to use Bell Canada and BCE Nexxia exclusively to provide such service unless such agreement violates the rights of third parties under its existing agreements. The Master Supply Agreement can be terminated for convenience on twelve months notice by either party at any time beginning on or after October 1, 2007. Total payments to Bell for the nine months ended September 30, 2007 and 2006 were $53,000 and $0, respectively. On October 19, 2007, the Company delivered a notice of termination of the Master Supply Agreement to BCE Nexxia and the agreement should terminate on October 29, 2008 unless it is extended by the parties.
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
16.  Subsequent Events
     On November 2, 2007, the Company entered into an Incremental Facility Amendment (the “Amendment”) with Morgan Stanley Senior Funding, Inc, as administrative agent, term lender and co-lead arranger, Wachovia Bank N.A. as term lender, and Wachovia Capital Markets, LLC, as co-lead arranger, which amended the Credit Agreement dated July 3, 2007 (the “Credit Agreement”) to provide the Company with an additional $250.0 million in senior secured term loans. This additional funding, which closed on the same date, increases the size of the Company’s senior secured term loan facility to $1.25 billion. The company will use the additional net proceeds of $247.5 million, after expenses and fees payable in connection with the loan, to further support its expansion plans, spectrum acquisitions and for general corporate purposes. The material terms of the additional senior secured term loans are the same as the terms of the loans under the original senior secured term loan facility.
     On July 19, 2007 Clearwire and Sprint Nextel entered into a letter of intent to jointly construct a nationwide mobile broadband network using mobile WiMAX technology. Over the course of the parties’ discussions on definite documents, Clearwire and Sprint concluded that the joint build transaction originally contemplated by the letter of intent was likely to introduce a level of additional complexity to each party’s business that would be inconsistent with each company’s focus on simplicity and the customer experience. Consequently, the parties agreed to terminate their obligations under the letter of intent. While the parties continue their discussions regarding the best means to accomplish the benefits that were expected under the letter of intent, there can be no assurance that such discussions between Clearwire and Sprint will continue or that any transaction or agreement between the parties will be concluded.

CLEARWIRE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2007 and 2006 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report on Form 10-Q, particularly in the section entitled “Risk Factors.”
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
Overview and Recent Developments
     We build and operate wireless broadband networks that enable fast, simple, portable, reliable and affordable communications. Our networks cover entire communities, delivering a wireless high-speed Internet connection and enabling other services and features that create a new communications path into the home or office. We provide a portable broadband connection that delivers high speed Internet access and enables premium services, such as Voice over Internet Protocol (“VoIP”) telephony, anytime and anywhere within our coverage area
     Our network currently relies on network infrastructure equipment that is based on proprietary non-line-of-sight, or NLOS, Orthogonal Frequency Division Multiplexing, or OFDM Expedience technologies, from Motorola, Inc. We have committed to deploy networks based on the IEEE mobile Worldwide Interoperability of Microwave Access 802.16e-2005, or mobile WiMAX, standard once mobile WiMAX equipment is commercially available and meets our requirements. As with our current Expedience network infrastructure equipment, we expect mobile WiMax technology, once it becomes commercially available and meets certain standards, to support fixed, portable and mobile service offerings using a single network architecture. In addition, as mobile WiMAX is a standards-based technology, we expect manufacturers to eventually offer a number of handheld communications and consumer electronic devices that will be enabled to communicate using our mobile WiMAX network, including notebook computers, ultramobile personal computers, or PCs, personal data assistants, or PDAs, gaming consoles, MP3 players, and other handheld devices. However, because mobile WiMAX technologies are not yet commercially available, we cannot provide any assurance that we will be able to deploy mobile WiMAX technologies in our network or that mobile WiMAX will be competitive with other available technologies.
     We launched our first market in August 2004 and are growing rapidly in terms of the number of markets served, number of people covered by our network, and number of total subscribers. As of September 30, 2007 we offered our service for sale to an estimated 12.2 million people, or POPs, and we also offered our service for sale to nearly 2.6 million POPs internationally in Ghent and Brussels, Belgium, Dublin, Ireland and Seville, Spain.
     We believe that our subscriber growth rates reflect robust customer demand of our services. We ended the quarter with approximately 348,000 total subscribers worldwide representing a 16% increase in subscribers or approximately 49,000 net new subscribers from the approximately 299,000 total subscribers we had as of the end of the second quarter of

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
2007, and a 69% or approximately 142,000 net increase in subscribers from the approximately 206,000 total subscribers we had as of December 31, 2006. We experienced a 115% or an approximate 186,000 net increase in subscribers from the approximately 162,000 total subscribers we had as of September 30, 2006. Net subscriber additions represent the number of new subscribers added less subscribers deactivated from our network.
     We ended the third quarter of 2007 with approximately 312,000 customers in the United States, representing a 42,000 or 16% increase from the approximately 270,000 U.S. subscribers we had as of the end of the second quarter of 2007 and a 168,000 or 117% increase from the approximately 144,000 U.S. subscribers we had as of September 30, 2006.
     Internationally, we ended the third quarter of 2007 with approximately 36,000 customers, representing a 7,000 or 24% increase from the approximately 29,000 subscribers we had as of the end of the second quarter of 2007 and a 18,000 or 100% increase from the approximately 18,000 subscribers we had as of September 30, 2006.
     For the quarters ended September 30, 2007 and September 30, 2006, we experienced an average monthly churn of approximately 2.3% and 2.4%, respectively. Churn refers to the percentage of our existing customers who terminate service in a given month, in each case excluding those who subscribe for and terminate our service within 30 days for any reason or in the first 90 days of service under certain circumstances. For the nine months ended September 30, 2007 and September 30, 2006, the average monthly churn was approximately 2.0% and 1.9%, respectively. Given our limited operating history, our current rate of churn may not be representative of the churn we may experience in the future.
     We are investing heavily in building networks and growing our subscriber base. Our efforts also include offering premium services and applications in order to make our service more attractive, such as VoIP telephony and our recently introduced PC cards. This expansion will require significant capital expenditures as well as increased sales and marketing expenses, and will likely be accompanied by significant operating losses over the next five years or more as we expand the area covered by our network and invest to build our brand and develop subscriber loyalty. We expect to launch additional markets in the United States and in Europe during the remainder of 2007 and 2008. We believe our operations could result in as many as 375,000 to 400,000 total subscribers in both our U.S. and international markets by the end of 2007.
     We believe that we have the second largest spectrum position in the 2.5 GHz (2495-2690 MHz) band in the United States with a spectrum portfolio that as of September 30, 2007 includes approximately 14.5 billion MHz-POPs, an industry metric that represents the amount of spectrum in a given area, measured in Megahertz, multiplied by the estimated population of that area. In Europe, as of September 30, 2007, we held approximately 8.7 billion MHz-POPs of spectrum, predominantly in the 3.5 GHz band, in Belgium, Germany, Ireland, Poland, Romania and Spain. We plan to continue acquiring spectrum in markets that we believe is attractive for our service offerings. If demand increases for spectrum rights, our spectrum acquisition costs may increase, which may afford an advantage to competitors with greater capital resources.
     We engineer our networks to optimize both the service that we offer and the number of subscribers to whom we can offer service. Consequently, we currently will not launch our services in a market using our current technology unless we control a minimum of six channels of spectrum that contain at least 5 MHz of spectrum each, thus we will not launch our services today in many of the markets in which we hold spectrum. However, we expect the spectral efficiency of technologies we deploy to continue to evolve, and as a result, we may decide to deploy our services in some markets with less spectrum. Alternatively, we could find that new technologies and subscriber usage patterns require us to have more spectrum available in our markets.
     As a result of continued expansion and ongoing spectrum acquisitions, we expect to require significant additional capital, which we intend to raise through subsequent equity offerings, by increasing our debt, or a combination of the two. As of September 30, 2007, our total assets were $2.6 billion and our stockholders’ equity was $1.3 billion, which compares to total assets of $2.1 billion and stockholders’ equity of $1.3 billion at December 31, 2006. Our cash and cash equivalents and short-term unrestricted investments at September 30, 2007 was $1.0 billion and $1.1 billion at December 31, 2006. We cannot offer assurances that the necessary capital to achieve our current plan will be available on attractive terms or at all, and we plan to manage our uses of capital by adjusting the rate at which we build our network, acquire spectrum and deploy our services. Additionally, our current plans may be revised or modified depending on the outcome of the negotiations with Sprint regarding the creation of a joint nationwide mobile WiMAX network.
     As we have concentrated our financial and management resources on expanding the geographic footprint of our network and the availability of our services, we have incurred net losses of $328.6 million and $59.8 million for the

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
three months ended September 30, 2007 and 2006, respectively, and $539.4 million and $191.9 million for the nine months ended September 30, 2007 and 2006, respectively.
     On July 3, 2007, we entered into a senior term loan facility providing for loans of up to $1.0 billion. We borrowed $379.3 million under the senior term loan facility on the date of closing and repaid obligations under the $125.0 million term loan and fees and costs attributable to the senior term loan facility. The remainder will be used for capital expenditures, working capital and general corporate purposes. On August 15, 2007, we borrowed the remaining amount of approximately $620.7 million under the senior term loan facility, and fully retired our senior secured notes, originally due 2010, for a price of 102.5% of the aggregate principal amount outstanding of approximately $620.7 million plus accrued and unpaid interest to the date of redemption and the remaining portion of the interest escrow. The new $1.0 billion senior secured term loan facility provides for quarterly amortization payments aggregating an annual amount equal to 1% of the original principal amount of the term loans prior to the maturity date, with the remaining balance due on July 3, 2012. In general, borrowings under the new senior term loan facility bear interest based, at our option, at either the Eurodollar rate or an alternate base rate, in each case plus a margin. The initial rate of interest for borrowings under the new senior term loan facility is the Eurodollar rate plus 6.00% or the alternate base rate plus 5.00%, with interest payable quarterly with respect to alternate base rate loans, and with respect to Eurodollar loans, interest is payable in arrears at the end of each applicable period, but at least every three months. In connection with the repayment of the $125.0 million term loan and the retirement of the $620.7 million senior secured notes due 2010, we recorded a $159.2 million loss on extinguishment of debt, which was primarily due to the write-off of the unamortized portion of the proceeds allocated to the warrants originally issued in connection with the senior secured notes and the related deferred financing costs. In connection with the new $1.0 billion debt, the company recorded a deferred financing cost of $27.6 million which is being amortized over the five year term of the loan.
     On November 2, 2007, the Company entered into an Incremental Facility Amendment (the “Amendment”) with Morgan Stanley Senior Funding, Inc, as administrative agent, term lender and co-lead arranger, Wachovia Bank N.A. as term lender, and Wachovia Capital Markets, LLC, as co-lead arranger, which amended the Credit Agreement dated July 3, 2007 (the “Credit Agreement”) to provide the Company with an additional $250.0 million in term loans. This additional funding, which closed on the same date, increases the size of the Company’s senior secured term loan facility to $1.25 billion. The company will use the additional proceeds to further support its expansion plans and for general corporate purposes. The material terms of the incremental term loans are the same as the terms of the loans under the original senior secured term loan facility.
     At September 30, 2007, the Company held a total of $303.0 million in available for sale, short term investments, of which $102.1 million were auction rate securities. Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 28 days through an auction process with the underlying securities that have contractual maturities greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates through the auction rate process. At September 30, 2007, the Company held auction rate securities that recently failed to settle in the auction process. While the Company continues to earn interest on these investments at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value. Accordingly, the Company has recorded these investments at their estimated fair value of and recorded an unrealized loss on these securities of $12.4 million in other comprehensive income, reflecting the decline in the estimated fair value of these securities.
     With the exception of one noted auction rate securities for which we determined losses to be other than temporary, the Company has concluded that no other-than-temporary impairment losses occurred in the auction rate securities in the three and nine months ended September 30, 2007 due to the fact that the decline in market value is due to general market conditions, these investments are of high credit quality with credit ratings of AA or higher, and the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. Given the current market volatility, the Company will continue to monitor its short-term investments for substantive changes in relevant market conditions, substantive changes in financial condition and/or performance of the investments' issuers or other substantive changes in those investments. The Company may be required to record additional realized loss for impairment if the decline in fair value is determined to be other-than-temporary.
     During the three months ended September 30, 2007, the Company incurred other-than-temporary impairment losses of $14.2 million related to a decline in values of investment securities. The Company estimated the fair value of these securities mainly based on prices provided by broker-dealers. These prices could change significantly based on market conditions.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to the valuation of investments, long-lived assets, goodwill and intangible assets, including spectrum, share-based compensation, and deferred tax asset valuation allowance.
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
     Revenue was deferred for any undelivered elements and revenue was recognized when the product was delivered or over the period in which the service is performed. If we could not objectively determine the fair value of any undelivered element included in the bundled product and software maintenance arrangements, revenue was deferred until all elements were delivered and services performed, or until fair value could objectively be determined for any remaining undelivered elements. If the fair value of a delivered element had not been established, we used the residual method to record revenue if the fair value of all undelivered elements was determinable. Under the residual method, the

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was allocated to the delivered elements and was recognized as revenue.
     Software maintenance services included technical support and the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Fees for software maintenance services were typically billed annually in advance of performance of the services with provisions for subsequent annual renewals. We deferred the related revenues and recognized them ratably over the respective maintenance terms, which typically were one to two years.
     Share-Based Compensation
     We recognize share-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment, (“SFAS No. 123(R)”), which established the use of the fair value based method of accounting for share-based compensation arrangements as of the date of grant. We recognize compensation costs, net of a forfeiture rate, for those shares expected to vest, which is generally the option vesting term of four years. We use the Black-Scholes valuation model to estimate the fair value of stock awards. See Note 10, “Share-Based Payments” to our condensed consolidated financial statements for additional information.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Results of Operations
     The following table sets forth certain operating data for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Service	$41,297	$18,962	$106,056	$43,855
Equipment and other (includes related party sales of $0, $3,278, $0 and $15,546)	—	7,937	—	32,583

Total revenues	41,297	26,899	106,056	76,438
OPERATING EXPENSES:
Cost of goods and services (exclusive of items shown separately below):
Cost of service (includes related party costs of $815, $0, $2,205 and $0)	29,268	13,387	69,316	33,999
Cost of equipment (includes related party costs of $0, $2,222, $0 and $8,914 )	—	5,316	—	19,674
Selling, general and administrative expense	103,424	52,166	259,456	142,532
Research and development	194	2,603	1,217	8,470
Depreciation and amortization	22,659	9,538	58,558	26,372
Spectrum lease expense	28,278	6,661	56,543	14,649
Gain on sale of NextNet	—	(19,793)	—	(19,793)

Total operating expenses	183,823	69,878	445,090	225,903

OPERATING LOSS	(142,526)	(42,979)	(339,034)	(149,465)

OTHER INCOME (EXPENSE):
Interest income	16,596	6,249	52,006	13,135
Interest expense	(28,813)	(19,312)	(76,542)	(49,741)
Foreign currency translation gains (losses), net	292	(20)	224	(20)
Loss on extinguishment of debt	(159,193)	—	(159,193)	—
Other-than-temporary impairment loss on investments	(14,208)	—	(14,208)	—
Other income (expense), net	453	(821)	2,197	1,426

Total other expense, net	(184,873)	(13,904)	(195,516)	(35,200)

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(327,399)	(56,883)	(534,550)	(184,665)
Income tax provision	(1,198)	(648)	(3,927)	(1,875)

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(328,597)	(57,531)	(538,477)	(186,540)
Losses from equity investees, net	(1,034)	(2,042)	(3,841)	(5,757)
Minority interest in net loss (income) of consolidated subsidiaries	994	(190)	2,961	446

NET LOSS	$(328,637)	$(59,763)	$(539,357)	$(191,851)

Net loss per common share, basic and diluted	$(2.01)	$(0.61)	$(3.44)	$(2.30)

Weighted average common shares outstanding, basic and diluted	163,586	97,854	156,940	83,595

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
     Service revenues were $41.3 million in the third quarter of 2007 compared to $19.0 million in the third quarter of 2006. For the nine months ended September 30, 2007 and 2006 service revenues were $106.1 million and $43.9 million, respectively. These increases were primarily due to the increase in our subscriber base. As of September 30, 2007, we operated in 44 U.S. markets and four international markets covering a geographic area containing approximately 14.8 million people. This is compared to 32 U.S. and two international markets covering approximately 6.6 million people as of September 30, 2006. Total subscribers in all markets grew from approximately 162,000 as of September 30, 2006 to

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
approximately 348,000 as of September 30, 2007, primarily due to continued subscriber growth in existing markets and the addition of 12 markets launched during the first nine months of 2007. Equipment and other revenue in the third quarter 2007 decreased from the third quarter 2006 due to the sale of NextNet in August 2006. Service revenue from our acquired businesses was approximately $4.4 million in the third quarter of 2007 compared to $3.3 million in the third quarter of 2006. For the nine months ended September 30, 2007 and 2006 service revenue from our acquired businesses was approximately $11.3 million and $8.3 million, respectively.
     Cost of goods and services. Service costs primarily include costs associated with tower rents, network costs and traffic back haul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence (“POP”). Our cost of equipment consists of costs incurred for equipment manufactured by NextNet through August 2006.
     Cost of services were $29.3 million in the third quarter of 2007 compared to $13.4 million in the third quarter of 2006, and $69.3 million and $34.0 million, respectively, for the nine months ended September 30, 2007 and 2006. These increases were primarily due to an increase in the number of towers leased and related traffic back haul costs, the number of subscribers using our service, and additional markets served. Service gross margin was 29.1% in the third quarter of 2007 compared to 29.4% in third quarter of 2006. Service gross margin for the nine months ended September 31, 2007 increased to 34.6% for the nine months ending September 30, 2007 from 22.5% for the nine months ending 2006, primarily as a result of our costs of services rising at a slower rate as compared to our revenues generated from our increased subscriber base.
     Overall gross profit increased to $12.0 million for the three months ended September 30, 2007 from $8.2 million for the third quarter of 2006 and to $36.7 million for the nine months ended September 30, 2007 from $22.8 million for the nine months ended September 30, 2006. Overall gross margin was 29.1% for the third quarter of 2007 compared to 30.5% for the third quarter 2006. For the nine months ended September 30, 2007 and 2006, overall gross margin was 34.6% and 29.8% respectively. These increases were primarily due to growth in our subscriber base. We anticipate that gross margin will fluctuate due to new market launches, while our cost of service will increase as we continue to expand our network. There were no costs related to equipment in the third quarter or the first nine months of 2007 due to the sale of NextNet in August 2006.
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
      Selling, general and administrative expense was $103.4 million for the quarter ended September 30, 2007 as compared to $52.2 million for the quarter ended September 30, 2006. The increase of $51.2 million was due primarily to a $30.5 million increase in employee compensation and related costs, including facilities costs, resulting from higher employee headcount of approximately 1,900 employees at September 30, 2007 compared to approximately 1,075 employees at September 30, 2006. These additional employees were hired to support the overall growth of our business. In addition for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006, there was a $9.1 million increase in professional fees resulting from legal and accounting fees related to work performed on business development projects and costs associated with our compliance with Sarbanes Oxley; a $6.3 million increase in advertising expenses related to the expansion of our business; and $2.4 million increase in third party commissions as we sold more services through third party providers. The remaining increase of $2.9 million resulted from increases in other miscellaneous expenses primarily arising out of growth in the company's business.
     For the nine months ended September 30, 2007 and 2006, selling, general and administrative expense was $259.5 million and $142.5 million, respectively, resulting in an increase of $117.0 million. The increase was due primarily to a $77.3 million increase in employee compensation and related costs, including facilities costs, resulting from higher employee headcount to support the overall growth of our business. In addition, there was a $11.4 million increase in professional fees related to increased filings and business development activities as well as an increase in audit related fees and costs related to Sarbanes Oxley compliance efforts; advertising expense increased $10.5 million related to increased advertising as we increase sales; third party commissions increased $6.7 million as sales increased; increased costs related to credit card processing, collections and bad debt expense of $4.0 million; an increase of $1.1 million in

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
inventory obsolescence; and other miscellaneous expenses which increased by $6.0 million, primarily as a result of growth in the Company's business.
     We expect that our selling, general, and administrative expenses will increase in future periods. We expect that these increases will primarily be related to wages and related employment costs, facility costs and marketing expenses necessary to support our growth and our efforts to build brand awareness through advertising and promotional activities, and our network expansion.
     Research and development. Research and development expenses consist of salaries and related benefits for our development personnel. Research and development expense was $194,000 and $1.2 million for the three and nine months ended September 30, 2007 compared to $2.6 million and $8.5 million for the three and nine months ended September 30, 2006. These decreases were due to prior period expenses related to NextNet product research that were not recurring in 2007 due to the sale of NextNet in August 2006.
     Depreciation and amortization. Depreciation and amortization expense increased to $22.7 million and $58.6 million for the three and nine months ended September 30, 2007, respectively, from $9.5 million and $26.4 million for the three and nine months ended September 30, 2006, respectively. These increases were primarily due to the additional network build-out and the cost of customer premise equipment (“CPE”) related to our expansion into new markets and associated subscriber growth. Capital expenditures for depreciable property, plant and equipment increased to $114.6 million and $279.2 million, respectively, for the three and nine months ended September 30, 2007 from $45.8 million and $129.0 million, respectively, for the three and nine months ended September 30, 2006. The majority of these expenditures relate to the construction of our network and purchases of base station equipment.
     Changes in technology used in our business, such as a transition to mobile WiMAX, may result in an impairment in the value or a change in the estimated useful life of our Expedience network equipment already placed in service. If and when such a change occurs, we may be required to record an impairment charge to reduce the carrying amount of equipment in service to its fair value, and/or to accelerate the useful life of the respective equipment. This may result in an increase in periodic depreciation expense over the remaining useful life of the equipment, or, in appropriate instances, to write off a portion of the entire net book value of the equipment.
     Spectrum lease expense. Spectrum lease expense increased to $28.3 million and $56.5 million for the three and nine months ended September 30, 2007 from $6.7 million and $14.6 million for the three and nine months ended September 30, 2006. As certain of our leases include escalation clauses, we are required to record expense on a straight-line basis over the term of these leases, including renewal periods where appropriate. Total spectrum lease expense increased as a direct result of an increase in the number of spectrum licenses leased by us. We expect spectrum lease expense to continue to increase.
     Interest income. We recognized $16.6 million and $52.0 million of interest income for the three and nine months ended September 30, 2007 compared to $6.2 million and $13.1 million for the three and nine months ended September 30, 2006. These increases were primarily due to the higher balances of short-term investments held during the three and nine months of 2007 compared to the three and nine months of 2006.
     Interest expense. We incurred $28.8 million of interest expense in the third quarter of 2007 compared to $19.3 million for the third quarter of 2006 and $76.5 million in the first nine months of 2007 compared to $49.7 million in the first nine months of 2006. These increases in interest expenses were primarily due to an increase in debt from the $1.0 billion senior term loan obtained during third quarter 2007.
     We recorded interest expense totaling $28.8 million and $71.1 million related to our secured notes for the three and nine months ended September 30, 2007, respectively, compared to $18.2 million and $47.9 million related to our secured notes for the three and nine months ended September 30, 2006, respectively. We recorded amortization of original issuance discount of $2.9 million and $14.0 million for the three and nine months ended September 30, 2007, respectively, compared to $4.9 million and $10.6 million for the three and nine months ended September 30, 2006, respectively. We recorded amortization of original deferred financing costs related to our secured notes of $2.0 million and $5.2 million, respectively, for the three and nine months ended September 30, 2007 and $1.3 million and $2.4 million, respectively, for the three and nine months ended September 30, 2006. These amounts were partially offset

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
by capitalized interest of $4.9 million and $13.8 million for the three and nine months ended September 30, 2007, respectively, and $5.1 million and $11.2 million for the three and nine months ended September 30, 2006, respectively.
     Loss on extinguishment of debt. In connection with the repayment of the $125.0 million term loan and the retirement of the $620.7 million senior secured notes due 2010, the Company recorded a $159.2 million loss on extinguishment of debt, which was primarily due to the write-off of the unamortized portion of the proceeds allocated to the warrants originally issued in connection with the senior secured notes and the related deferred financing costs.
     Other-than-temporary impairment losses on investments The increase in the other-than-temporary impairment loss on investment securities of $14.2 million for the three and nine months ended September 30, 2007, as compared to September 30, 2006, is primarily due to the recognition of a decline in value of investment securities which we determined to be other than temporary.
     Other income (expense), net. In the third quarter of 2007, we had approximately $453,000 in other income compared to approximately $821,000 in other expenses in the third quarter of 2006. For the nine months ended September 30, 2007 and 2006, we had other income of approximately $2.2 million and $1.4 million, respectively.
     Losses from equity investees, net. In the third quarter of 2007, we had approximately $1.0 million in losses from equity investees compared to approximately $2.0 million in losses in the third quarter of 2006. For the nine months ended September 30, 2007 and 2006, we had losses from equity investees of approximately $3.8 million and $5.8 million, respectively. These decreases were primarily due to the growth in the aggregate subscriber base and related business performance of the equity investees.
Cash Flow Analysis
     The following table presents a summary of our cash flows and beginning and ending cash balances for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Cash used in operating activities	$(398,488)	$(179,555)
Cash used in investing activities	(87,528)	(472,297)
Cash provided by financing activities	762,965	1,504,697
Effect of foreign currency exchange rates on cash and cash equivalents	(696)	2,231

Net increase in cash and cash equivalents	276,253	855,076
Cash and cash equivalents at beginning of period	438,030	29,188

Cash and cash equivalents at end of period	$714,283	$884,264

     Operating Activities
     Net cash used in operating activities increased by $218.9 million to $398.5 million in the nine months ended September 30, 2007, from $179.6 million in the nine months ended September 30, 2006. Cash received from customers was $108.5 million in the first nine months of 2007 compared to $84.4 million in the first nine months of 2006, which was primarily from our NextNet operations, resulting in a $24.1 million increase in cash provided. This increase was due to an increase in our subscriber base as we continued to increase subscribers in our existing markets as well as we added 12 new markets in the first nine months of 2007. This addition to cash was offset by increases in all operating expenses, most significantly general and administrative, and sales and marketing expenses. These increases included employee compensation, professional fees, facilities and advertising expense, due to the expansion of our wireless broadband network as well as an increase in the number of markets served.
     Investing Activities
     During the nine months ended September 30, 2007, net cash used in investing activities was $87.5 million compared to $472.3 million during the nine months ended September 30, 2006, resulting in a decrease of $384.8 million. This decrease in cash used was due primarily to an increase in proceeds received from sales and maturities of short-term and restricted investments, net of purchases, of $721.0 million as short-term and restricted investments decreased from $743.8 million at December 31, 2006 to $317.0 million at September 30, 2007. In addition there was a $37.7 million decrease in cash used to acquire businesses, $2.1 million reduction in related party notes issued and $1.0 million in proceeds received from sale of other assets. This decrease in cash used in investing activities was partially

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
offset by an increase of $327.9 million in cash invested in building our wireless broadband network and acquiring additional spectrum licenses in the first nine months of 2007 as compared to the first nine months of 2006 as we launched 12 new markets in the first nine months of 2007. Adding to this partial offset is a decrease of $44.8 million in proceeds received from the sale of an equity investment, as well as, increases in investments made in equity investees of $3.1 million as we continue to invest in our international subsidiaries, and purchase of minority interest in one of our subsidiaries of $1.2 million.
     Financing Activities
     Net cash provided by financing activities decreased by $741.7 million to $763.0 million for the nine months ended September 30, 2007 from $1.5 billion for the nine months ended September 30, 2006. This reduction is due primarily to payments made on long-term debt of $745.7 million as the Company fully retired the senior secured notes and paid related interest. Also contributing to the reduction in cash provided from financing activities is a reduction of cash received of $470.6 million resulting from fewer proceeds received from stock issuances. The reduction in cash received from financing was offset partially by an increase of $459.6 million from $933.1 million net proceeds received from the issuance of a $1.0 billion senior term loan facility entered into during the first nine months of 2007 compared to net proceeds of $473.5 million from the issuance of the senior secured and other notes in the first nine months of 2006. In addition there was $15.0 million received from a minority partner in the first nine months of 2007 and none during the first nine months of 2006.
Liquidity and Capital Resource Requirements
     Based upon our current plans, we believe that our existing cash, cash equivalents and marketable securities together with the incremental proceeds from our senior term loan facility will be sufficient to cover our estimated liquidity needs for at least the next twelve months, although we may raise additional capital during that period if available on terms we believe are attractive. Our long-term economic model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available funds. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment and, to a lesser degree, on the schedule on which mobile WiMAX technologies become commercially available, which factors are difficult to estimate at this time. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and may significantly modify our cash requirements. These changes in our plans or strategy may include the introduction of new features or services, significant or enhanced distribution arrangements, investments in infrastructure, acquisition of other companies, or any combination of the foregoing. We will likely seek significant additional debt financing, in both the short-term and the long-term, to continue to fund our liquidity needs and capital resource requirements.
Recent Accounting Pronouncements
     SFAS No. 159 — In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
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
Interest Rate Risk
          Our primary interest rate risk is associated with our new senior term loan facility. We have a total outstanding balance on our new senior term loan facility of $1.0 billion at September 30, 2007. The interest rate on the new senior term loan facility is based, at our option, at either the Eurodollar rate, indexed to the LIBOR or an ABR indexed to the higher of 0.5% in excess of the federal funds rate or the rate that the administrative agent announces from time to time as its prime or base commercial lending rate. The weighted average interest rate under the new senior term loan facility was 11.57% at September 30, 2007. A one percent increase in the interest rate on the outstanding principal balance at September 30, 2007, would increase our annual interest expense by approximately $10.0 million per year.
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
Investment Risk
     At September 30, 2007, our recorded basis in our short-term available-for-sale investments was $303.0 million of which $102.1 million was auction rate securities and $200.9 million was bonds, commercial paper and other securities. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary, which we experienced with an auction rate securities during the three months ended September 30, 2007. The fair values of our investments are subject to significant fluctuations due to volatility of the credit markets in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the auction rate securities we held at September 30, 2007 of $102.1 million, an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $15.3 million, $30.6 million, or $45.9 million.

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
     During the first nine months of 2007 and through the filing of this Quarterly Report, we have continued our remediation efforts to address the material weaknesses and significant deficiencies from prior years.
     With respect to the material weaknesses, we have undertaken the following actions:
•	In order to address the material weakness identified in 2005 relating to the accounts payable cutoff, we have identified several areas for improvement. We centralized the receipt and processing of invoice transactions in the accounts payable department. Our month end close procedures have been modified to include a review of vendor invoices to ensure completeness of accounts payable. Additionally, we have established a cross departmental team to implement improved policies and procedures for the procurement and payment processes that is also addressing the proper recording of accounts payable and accrued expenses.

•	With respect to financial reporting and complex accounting issues, we have increased the total number of staff within our department as well as the technical capability of that team. We hired a Chief Accounting Officer during 2007 who has significant experience in leading an accounting function at a publicly held company and in overseeing the internal controls over financial reporting. He also has thorough knowledge and experience with technical accounting and US GAAP reporting requirements. To improve the quality of our month end close process, we have implemented several policies and procedures that are required to be followed by the accounting staff to ensure that all transactions are recorded consistently, are authorized and reviewed by higher level accounting personnel and include the appropriate level of supporting documentation.

•	We have also significantly increased management oversight and review of the financial information and engaged a nationally recognized accounting firm to advise us, as necessary, with respect to accounting for complex and unusual transactions.
     With respect to the significant deficiencies, we have undertaken the following actions:
•	In the third quarter, we implemented a software program to automate the accounting for share based payments and the modifications of stock option grants. Additionally, the accounting for leases has been automated and procedures have been implemented to ensure we have properly accounted for all leases as of a month end.

•	With the information technology department, we continue to enhance our resources and control environment. Related to information security, we have implemented stronger front end controls to address authentication and responsibilities within significant applications. Our technology group and internal compliance team, working

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
with our third party providers, has completed an evaluation of access control procedures such as user access reviews and segregation of duties analysis, within and across applications.

•	Additionally, we have completed an annual assessment process which includes fraud risk and enterprise risk assessments where we have documented risks that are unique to our business for our domestic and international operations. We are evaluating our existing controls to mitigate those risks and have examined whether there are gaps or deficiencies in these controls that require remediation. For the remainder of 2007, we are remediating those gaps or deficiencies and controls to help reduce the underlying risks.
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
     We have only recently begun to implement our business strategy. We have recorded a net loss in each reporting period since our inception. As Clearwire is at an early stage of development, we cannot anticipate with certainty what our earnings, if any, will be in any future period. However, we expect to incur significant net losses as we develop and deploy our network in new and existing markets, expand our services and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations will be adequate to cover our anticipated expenses. In addition, at this stage of our development we are subject to the following risks:
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
     We believe our cash, cash equivalents and marketable securities, together with the incremental cash provided by our senior term loan facility, afford us adequate liquidity for at least the next 12 months, although we may raise additional capital during this period if acceptable terms are available. In addition to our cash needs for the next 12 months to fund operating losses, capital expenditures, working capital and acquisition commitments, we also expect to enter into additional spectrum acquisition agreements in the future. We also expect to require substantial additional capital in the long-term to fund our business, and our success and viability will depend on our ability to raise additional capital on reasonable terms.
     The amount and timing of our long-term capital needs will depend on the extent of our network deployment, which we may adjust based on available capital and, to a lesser degree, based on the schedule on which mobile WiMAX technologies become available, which factors are difficult to estimate at this time. We may not be able to secure adequate additional financing when needed on acceptable terms or at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price of our Class A common stock at the time of such issuance. We will likely seek significant additional debt financing, in the short-term and the long-term, and, as a result, will likely incur significant interest expense. Our existing level of debt may make it more difficult for us to obtain this debt financing, may reduce the amount of money available to finance our operations and other business activities, may expose us to the risk of increasing interest rates, may make us more vulnerable to general economic downturns and adverse industry conditions, and may reduce our flexibility in planning

CLEARWIRE CORPORATION AND SUBSIDIARIES
     for, or responding to, changing business and economic conditions. We also may decide to sell additional debt or equity securities in our domestic or international subsidiaries, which may dilute our ownership interest in or reduce or eliminate our income, if any, from those entities. If we cannot secure sufficient additional funding we may forego strategic opportunities or delay, scale back and eliminate network deployments, operations, spectrum acquisitions and investments.
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
     Under the terms of our strategic collaboration agreement with Intel, we have committed to use commercially reasonable efforts to deploy a mobile WiMAX based network once mobile WiMAX equipment is commercially available and satisfies certain technical performance criteria. While vendors currently expect mobile WiMAX equipment to be commercially available in the near term, we cannot assure you that commercial quantities of mobile WiMAX equipment meeting our requirements will be available on this schedule or that they will be successfully developed at all. Other competing technologies may be developed that have advantages over mobile WiMAX, and operators of other networks based on these competing technologies may be able to deploy their networks at a lower cost than that incurred in deploying a mobile WiMAX network, which may allow those operators to compete more effectively. Additionally, if other network operators do not adopt and deploy mobile WiMAX, equipment manufacturers may be unwilling to invest the time and money necessary to develop infrastructure equipment and end user devices that meet our business needs. Furthermore, we are depending on the wide scale deployment of mobile WiMAX networks to drive an adequate volume of demand which we expect will support reasonably priced equipment. As a result, our commitment to deploy mobile WiMAX technology on our network may lead to problems acquiring new subscribers and dissatisfaction among our existing subscribers, either of which would harm our prospects, financial condition and results of operations.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
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
     We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. For example, Sprint Nextel has announced its intention to deploy a mobile WiMAX network. Sprint has substantially greater resources than we do, giving them certain advantages over us. Sprint may deploy their network in some of the same markets in which we have deployed or plan to deploy our network. In either case, Sprint or other operators may deploy their network faster or more broadly than we do, thereby obtaining a time to market advantage over us. There can be no assurances that there will be sufficient customer demand for services offered over mobile WiMAX networks in the same markets to allow multiple operators, if any, to succeed.

CLEARWIRE CORPORATION AND SUBSIDIARIES
     Our substantial indebtedness and restrictive debt covenants could limit our financing options and liquidity position and may limit our ability to grow our business.
     On July 3, 2007, we entered into a senior term loan facility providing for loans of up to $1.0 billion. We borrowed $379.3 million under the senior term loan facility on the date of closing and repaid our obligations under our $125.0 million term loan, the fees and costs attributable to the senior term loan facility and the remainder will be used for general working capital purposes. We borrowed the remaining amount of approximately $620.7 million under the new senior term loan facility on August 15, 2007, to retire our senior secured notes due 2010. Our senior term loan facility provides for quarterly principal payments, with the remaining balance due on the final maturity date. In general, borrowings under the new senior term loan facility bear interest based, at our option, at either the Euro dollar rate or on an alternate base rate, in each case plus margin. On November 2, 2007, we amended the senior term loan facility to provide the Company with an additional $250 million in term loans. This additional funding increases the size of our senior secured term loan facility to an aggregate of $1.25 billion. We plan to use the additional proceeds to further support our expansion plans, spectrum acquisition and for general corporate purposes.
     We also borrowed $10.0 million from BCE Nexxia, an affiliate of Bell Canada, in June 2006 in connection with the build-out and deployment of our VoIP infrastructure.
     Our substantial indebtedness could have important consequences to the holders of our common stock, such as:
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
     Additionally, covenants in the credit agreement governing our term loan facility impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:
•	pay dividends to our stockholders;

•	incur, or cause certain of our subsidiaries to incur, additional indebtedness;

•	permit liens on or conduct sales of any assets pledged as collateral;

•	sell all or substantially all of our assets or consolidate or merge with or into other companies;

•	repay existing indebtedness; and

•	engage in transactions with affiliates.
     A breach of any of these covenants could result in a default under our senior term loan facility. If a default causes our debt repayment obligations to be accelerated, our assets may be insufficient to repay the amount due in full. If we are unable to repay or refinance those amounts, the collateral agent for our senior term loan facility, could proceed against the assets pledged to secure these obligations, which include substantially all of our assets.
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
     Prior to our initial public offering in March 2007, we were a private company and did not file reports with the SEC. As a public reporting company we are required, among other things, to maintain a system of effective control over financial reporting. We produce our consolidated financial statements in accordance with the requirements of generally accepted accounting principles in the United States (“U.S. GAAP”), but our internal control may not currently meet all of the standards applicable to companies with publicly traded securities.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
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
     The anticipated benefit of any of our strategic transactions may never materialize. Future investments, acquisitions or dispositions, or similar arrangements could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Any such transactions may require us to obtain additional equity or debt financing, which may not be available on favorable terms, or at all. We have experienced certain of these risks in connection with our acquisitions and investments in the past, and the occurrence of any of these risks in the future may have a material effect on our business. Additionally, the uncertainty in the credit markets may adversely affect the value and liquidity of some of our short-term investments. For a more detailed discussion of this issue, see Note 4 – Short-Term Investments on page 8.

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
     Using licensed spectrum, whether owned or leased, poses additional risks to us, including:
•	inability to satisfy build-out or service deployment requirements upon which our spectrum licenses or leases are, or may be, conditioned;

•	adverse changes to regulations governing our spectrum rights;

•	inability to use the spectrum we have acquired or leased due to interference from licensed or unlicensed operators in our band or in adjacent bands;

•	refusal by the FCC or one or more foreign licensing authorities to recognize our acquisition or lease of spectrum licenses from others or our investments in other license holders;

•	inability to offer new services or to expand existing services to take advantage of new capabilities of our network resulting from advancements in technology due to regulations governing our spectrum rights;

•	inability to control leased spectrum due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders, or third parties;

CLEARWIRE CORPORATION AND SUBSIDIARIES
•	failure of the FCC or other regulators to renew our spectrum licenses as they expire and our failure to obtain extensions or renewals of spectrum leases on acceptable terms before they expire;

•	potentially significant increases in spectrum prices, because of increased competition for the limited supply of licensed spectrum both in the United States and internationally; and

•	invalidation of our authorization to use all or a significant portion of our spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.
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
     The broadband services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions, evolving industry standards and changing regulatory requirements. For example, we introduced a PC Card compatible with our current Expedience technology in October 2007. Additionally, our planned deployment of mobile WiMAX depends on the development of network equipment and subscriber devices based on the mobile WiMAX standard. Each of these development efforts faces a number of continuing technological and operational challenges. We believe that our success depends on our ability to anticipate and adapt to these and other challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on future technological development, such as:
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
     Additionally, although we are compliant with the Federal Communication Commission’s (“FCC”), November 28, 2005 mandate that all interconnected VoIP providers transmit all 911 calls to the appropriate public safety answering point (“PSAP”), our VoIP emergency calling service is significantly more limited than the emergency calling services offered by traditional telephone companies. Our VoIP emergency calling service can transmit to a dispatcher at a PSAP only the location information that the subscriber has registered with us, which may at times be different from the actual location at the time of the call due to the portability of our services. As a result, if our subscribers fail to properly register or update their registered locations, our emergency calling systems may not assure that the appropriate PSAP is reached and may cause significant delays, or even failures, in callers’ receipt of emergency assistance. Our failure to develop or operate an adequate emergency calling service could subject us to substantial liabilities and may result in delays in subscriber adoption of our VoIP services or our other services, abandonment of our services by subscribers, and litigation costs, damage awards and negative publicity, any of which could harm our business, prospects, financial condition or results of operations. Furthermore, potential changes by the FCC to current intercarrier compensation mechanisms could result in significant changes to our costs of providing VoIP telephony, thereby eliminating pricing benefits between VoIP telephony services and traditional telephone services and our potential profitability.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
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
     Competitors or other persons may independently develop or patent technologies or processes that are substantially equivalent or superior to ours or that are necessary to permit us to deploy and operate our network, whether based on Expedience or mobile WiMAX technology, or to offer additional services, such as VoIP. These persons may claim that our services and products infringe on these patents or other proprietary rights. For instance, certain third parties claim that they hold patents relating to certain aspects of mobile WiMAX and VoIP technology. These third parties may seek to enforce these patent rights against the operators of mobile WiMAX networks and VoIP telephony service providers, such as us. Defending against infringement claims, even meritless ones, would be time consuming, distracting and costly. If we are found to be infringing the proprietary rights of a third party, we could be enjoined from using such third party’s rights, may be required to pay substantial royalties and damages, and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all. Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of our services and could cause us to expend significant resources to develop or acquire non-infringing intellectual property.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
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
     In order to provide “interconnected” VoIP service we need to obtain, on behalf of our customers, North American Numbering Plan telephone numbers, the availability of which may be limited in certain geographic areas of the United States and subject to other regulatory restrictions. As an “interconnected” VoIP and facilities-based wireless broadband provider, we were required under FCC rules, by May 2007, to comply with the Communications Assistance for Law Enforcement Act (“CALEA”), which requires service providers to build certain capabilities into their networks and to accommodate wiretap requests from law enforcement agencies.
     In addition, the FCC or other regulatory authorities may in the future restrict our ability to manage subscribers’ use of our network, thereby limiting our ability to prevent or manage subscribers’ excessive bandwidth demands. To maintain the quality of our network and user experience, we limit the bandwidth used by our subscribers’ applications, in part by restricting the types of applications that may be used over our network. Some providers and users of these applications have objected to this practice. If the FCC or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all subscribers. A decline in the quality of our services could harm our business, or even results in litigation from dissatisfied subscribers.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
     We are a “controlled company” within the meaning of the Nasdaq Marketplace Rules and, as a result, rely on, exemptions from certain corporate governance requirements.
     As of September 30, 2007, Mr. McCaw and Intel Capital Corporation, a wholly owned subsidiary of Intel Corporation, and their respective affiliates together beneficially own shares representing a majority voting power of our outstanding capital stock. Affiliates of Mr. McCaw and Intel Capital are parties to a voting agreement that effectively permits Mr. McCaw, through ERH, to designate four of our directors and Intel Capital to designate two of our directors as long as Intel Capital and its affiliates hold at least 15% of our outstanding capital stock and one of our directors as long as Intel Capital and its affiliates hold at least 7.5% of our outstanding capital stock. Because of the voting agreement and their aggregate voting power, Mr. McCaw and Intel Capital share the ability to elect a majority of our directors.
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
     As of September 30, 2007, Mr. McCaw and his affiliates own Class A common stock and Class B common stock representing approximately 48% of our combined voting power. Intel Capital and its affiliates own Class A common stock and Class B common stock representing approximately 30% of our combined voting power as of that date. By virtue of a voting agreement, Mr. McCaw, and Intel Capital, along with their respective affiliates, collectively own Class A common stock and Class B common stock representing approximately 78% of our combined voting power. Mr. McCaw and Intel Capital may have interests that diverge from those of other holders of our capital stock. As a result, ERH and Intel Capital may vote their shares of capital stock to cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our Class A common stock. Further, under the provisions of our fourth amended and restated certificate of incorporation, Mr. McCaw and Intel Capital, along with their respective affiliates, may, without causing conversion to Class A common stock, transfer their shares of Class B common stock to certain affiliated parties or to any unaffiliated party that provides a voting proxy over the transferred shares of Class B common stock. This would allow Mr. McCaw and Intel Capital, along with their respective affiliates, to retain the right to exercise the voting power attributed to any shares of Class B common stock which they sell or transfer so long as they have been granted a proxy associated with such shares. Moreover, subject to their fiduciary duty obligations, the directors appointed by Mr. McCaw, Intel Capital and Bell Canada, so long as they represent a majority of directors present at any meeting at which an action is taken, acting together could cause us to issue shares of Class B common stock or other classes of common or preferred stock to persons or in a manner that would further concentrate the voting control of or, in the case of preferred stock, that could convey economic preferences over, our Class A common stock.
     Through his control of ERH, Mr. McCaw has the ability to exert significant influence over our management, affairs and all matters requiring stockholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and, subject to our agreements with Bell Canada and Intel Capital, the composition of our board of directors. Under the voting agreement between Intel Capital and ERH, each party has agreed to vote its shares in favor of four directors designated by ERH and for two directors designated by Intel Capital, for so long as Intel Capital holds at least 15% of our outstanding capital stock, and for one director designated by Intel Capital, for so long as Intel Capital holds at least 7.5% of our outstanding capital stock. ERH’s right to cause Intel to vote its shares in favor of four individuals designated by ERH is not subject to any minimum share ownership requirement. Under the voting agreement, ERH will retain these rights even if ERH no longer holds any shares of our capital stock. In addition, if all of ERH’s shares of our Class B common stock were to convert into Class A common

CLEARWIRE CORPORATION AND SUBSIDIARIES
stock and Intel Capital did not convert any of their shares of our Class B common stock to Class A common stock, Intel Capital would beneficially own shares of common stock representing approximately 50% of our voting power. As a result, Intel Capital would be able to exercise effective control over our company, subject to Intel Capital’s voting agreement with ERH.
     Since our initial public offering in March 2007, the market price of our common stock has been and may continue to be volatile.
     The trading price of our Class A common stock following the offering has been volatile and could be subject to further fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
•	quarterly variations in our results of operations or those of our competitors, either alone or in comparison to analyst’s expectations;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	announcements by us regarding the entering into, or termination of, material transactions;

•	disruption to our operations or those of other companies critical to our network operations;

•	the emergence of new competitors or new technologies;

•	our ability to develop and market new and enhanced products on a timely basis;

•	seasonal or other variations in our subscriber base;

•	commencement of, or our involvement in, litigation;

•	availability of additional spectrum;

•	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt including upon the exercise of outstanding warrants and options;

•	changes in our board or management;

•	adoption of new or different accounting standards;

•	changes in governmental regulations or the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements regarding mobile WiMAX and other technical standards; and

•	general economic conditions and slow or negative growth of related markets.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
Item 6. Exhibits
EXHIBIT INDEX
3.1	Fourth Amended and Restated Certificate of Incorporation of Clearwire Corporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of stock certificate for Class A common stock.*

4.2	Amended and Restated Stockholders Agreement dated March 16, 2004 among Clearwire Corporation and the parties thereto.*

4.3	Registration Rights Agreement dated November 13, 2003 among Flux U.S. Corporation, Clearwire Holdings, Inc. and Hispanic Information and Telecommunications Network, Inc.*

4.4	Registration Rights Agreement dated March 16, 2004 among Clearwire Corporation and the parties thereto.*

4.5	Registration Rights Agreement dated August 5, 2005 among Clearwire Corporation and certain buyers of the Senior Secured Notes.*

4.6	Investor Rights Agreement dated August 29, 2006 among Clearwire Corporation, Intel Pacific, Inc. and Motorola, Inc.*

4.7	Securities Purchase Agreement dated August 5, 2005 among Clearwire Corporation and the buyers of the Senior Secured Notes, as amended February 16, 2006.*

4.8	Indenture dated August 5, 2005 among Clearwire Corporation, Clearwire LLC, Fixed Wireless Holdings, LLC, NextNet Wireless, Inc. and The Bank of New York, as Trustee, as supplemented February 16, 2006.**

4.10	Form of Warrant.*

10.1	Form of Stock Option Agreement

10.2	Form of Restricted Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by Reference to Clearwire’s Registration Statement on Form S-1 (Registration No. 333-139468), as amended.

**	Incorporated by reference to Clearwire’s Registration Statement on Form S-1 (Registration No. 333-144357) as amended.

CLEARWIRE CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION
Date: November 14, 2007	/s/ JOHN A. BUTLER
John A. Butler
Chief Financial Officer