Form 10-K
period 2007-12-31
CLEARWIRE CORP
filed 2008-03-13
CIK 1285551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33349
Clearwire Corporation

Delaware	56-2408571
(State Of Incorporation)	(I.R.S. ID)

4400 CARILLON POINT, KIRKLAND, WASHINGTON 98033
(425) 216-7600

Securities registered pursuant to Section 12(b) of the Act:
CLASS A COMMON STOCK

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,465,893,274 based on the closing sale price as reported on the NASDAQ National Market System. As of March 3, 2008, there were 135,600,714 shares of Class A common stock outstanding and 28,596,685 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 21, 2008 are incorporated by reference into Part III.

CLEARWIRE CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2007

CLEARWIRE CORPORATION AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” that represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based or the success of our business.

You should review carefully the section entitled “Risk Factors” for a discussion of these and other risks that relate to our business.

PART I

ITEM 1.	Business

Our Company

We build and operate next generation wireless broadband networks that enable fast, simple, portable, reliable and affordable Internet communications. Our wireless broadband networks cover entire communities and deliver a high-speed Internet connection that not only creates a new communications path into the home or office, but also provides a broadband connection anytime and anywhere within our coverage area. We intend to evolve our networks and the services we provide to facilitate a greater range of mobile communications services than we currently offer. Beginning in the second half of 2008, we expect to deploy the standards based mobile WiMAX service, which is based on the IEEE mobile Worldwide Interoperability of Microwave Access 802.16e-2005 standards in our new markets. We believe mobile WiMAX will enable us to offer fixed, portable and mobile services over a single network. As mobile WiMAX is a standards based technology, we expect manufacturers to offer a number of handheld communications and consumer electronic devices that will be enabled to communicate using our mobile WiMAX network. These devices could include notebook computers, ultra mobile personal computers, or UMPCs, personal data assistants, or PDAs, gaming consoles, MP3 players, and other handheld devices.

Our current service is both competitive with and complementary to existing wireline and wireless networks. Our subscribers may access the same rich content, applications and services as subscribers of wireline broadband services, while also experiencing much of the freedom and flexibility that large scale wireless networks enable. We believe our current pre-WiMAX network combines some of the best features of cellular, cable modem, digital subscriber line, or DSL, and wireless fidelity, or Wi-Fi, networks into a single service offering that legacy networks do not currently match. As our capabilities evolve with the introduction of mobile WiMAX, we also expect to develop and offer additional innovative and differentiated products and services. Our Voice over Internet Protocol, or VoIP, telephony service and over the air PC card are examples of services and products that complement our current wireless broadband offering.

Our current wireless broadband Internet access service is:

•	Fast. We offer connectivity speeds that typically exceed cellular networks and we believe are competitive with wireline broadband offerings.

•	Simple. Our services are easy to acquire and use, with little or no professional installation typically required.

•	Portable. Unlike wired networks, our customers can access our network from anywhere within our coverage area.

•	Reliable. We use licensed radio frequencies, or spectrum, which enables us to minimize interference common on certain wireless networks that use unlicensed or shared radio frequencies.

•	Affordable. We offer a value proposition that is competitive while recognizing the unique benefits of our service offerings.

We were founded by telecommunications pioneer Craig O. McCaw, our Chairman, in October 2003, and we launched our first market in August 2004. By December 31, 2007, we offered our services to more than 16.3 million people in the United States and Europe. As of December 31, 2007, our network in the United States is deployed in 46 markets and covers an estimated 13.6 million people. Our markets range from major metropolitan areas to small, rural communities, and all sizes in between. As of December 31, 2007, we also offered our wireless broadband services in Ghent and Brussels, Belgium, Dublin, Ireland and Seville, Spain, where our network covers approximately 2.7 million people.

We conduct our operations through our domestic and international subsidiaries. For information regarding the geographic distribution of our total revenues and total long-lived assets, see Note 16, Business Segments, of our consolidated financial statements. Our operations in the United States are primarily conducted through our subsidiary, Clearwire U.S. LLC, and our spectrum leases and licenses in the United States are primarily held by separate holding companies. Internationally, our operations are conducted through Clearwire International, LLC, our wholly-owned subsidiary, which indirectly holds investments in Europe and Mexico.

Subscribers have rapidly adopted our services as we have grown from approximately 62,000 wireless broadband Internet subscribers as of December 31, 2005 to approximately 394,000 as of December 31, 2007. We believe that substantially all of the households we cover in the U.S. have access to cable modem and/or DSL Internet services, leading us to conclude that our rapid subscriber growth rates reflect the mass market appeal and robust customer demand for our differentiated services, even in the presence of highly competitive wireline broadband alternatives. With the advent of mobile WiMAX and the expected introduction of mobile WiMAX in mobile devices in the second half of 2008, we believe demand for our services will expand from the current cable/DSL replacement business to more traditional wireless uses.

Our pre-WiMAX network, utilized in the markets in which we offered our services as of December 31, 2007, relies on network infrastructure equipment that is based on non-line-of-sight, or NLOS, Orthogonal Frequency Division Multiplexing, or OFDM, Expedience technologies acquired from Motorola, Inc. We intend to deploy a network based on the mobile WiMAX standard in all new markets, and we expect to commercially launch the first of those markets in the second half of 2008. In addition, we expect manufacturers to offer a number of handheld communications and consumer electronic devices that will be enabled to communicate using our mobile WiMAX network.

In addition, we and Intel Corporation, or Intel, have agreed to jointly develop, promote and market a mobile WiMAX service offering as a co-branded service available over Clearwire’s mobile WiMAX network in the United States. This service will target users of notebook computers, UMPCs, and other mobile computing devices containing Intel microprocessors.

We are an early stage company, and as such we are investing heavily in building our network and acquiring other assets necessary to expand our business. As a result, we have a history of operating losses and expect to have significant losses in the future. As of December 31, 2007, our accumulated deficit was approximately $1.19 billion, and our total indebtedness was approximately $1.26 billion. We believe our cash and short-term and long-term investments afford us adequate liquidity for at least the next 12 months, although we may raise additional capital or refinance existing indebtedness during this period if acceptable terms are available. We expect to require substantial additional capital in the future to fund our business and our success and viability will depend on our ability to raise additional capital on reasonable terms.

Business Strategy

We intend to continue to grow our business by pursuing the following strategies:

•	Deploy our service in new markets and increase our subscriber base rapidly. We intend to deploy our network in markets in the United States and Europe that we find attractive. We believe that this deployment will enable us to continue to increase our subscriber base. We expect to deploy mobile WiMAX technology in our new markets beginning in the second half of 2008 in the United States and when commercially available in other countries and, over time, migrate our existing markets to the same technology. The timing and extent of our new market roll-outs will largely be determined by access to additional funding.

•	Build our spectrum position. We intend to continue acquiring spectrum in the United States and in other countries, thereby increasing the number of markets in which we may offer our services in the future.

•	Enhance mobility. We will continue to focus on enhancing the mobility of our services and to work with vendors to introduce devices that will optimize the mobile capabilities of our WiMAX network. In October 2007 we introduced a PC card for our pre-WiMAX network that facilitates greater portable access to our services. We further believe that commercial deployment of mobile WiMAX technology will lead to the development and availability of mobile products that are compatible with our mobile WiMAX network.

•	Offer premium value added services. We intend to generate incremental revenues, leverage our cost structure and improve subscriber retention by offering a variety of premium services. As of December 31, 2007, we offered VoIP telephony services in 41 markets, and plan to expand this offering to our remaining domestic markets in 2008. We also offered a PC card for use within our existing pre-WiMAX network in all of our markets by the end of 2007. Additional products and services such as a WiMAX PC card, ExpressCard, USB driven devices and other products and services are expected over the course of 2008.

Services

We offer our services in both U.S. and international markets. Our services consist primarily of providing wireless broadband connectivity, but in 41 of our domestic markets, we also offer VoIP telephony services. Our service revenue accounted for virtually all of total revenues. Prior to the launch of our first market in August 2004, equipment and other revenue accounted for all of our total revenues. Domestic sales accounted for approximately 81% of our service revenue for the year ended December 31, 2007, while our international sales accounted for approximately 19%, of service revenue over the same period. We began introducing VoIP telephony services in a limited number of our United States markets in 2006 and completed a much broader deployment in 2007. VoIP subscribers are now beginning to ramp at an increasing pace.

United States Wireless Broadband Services

We offer subscribers a fast, simple, portable, reliable and affordable way to connect to the Internet. In our domestic markets, we offer subscribers a choice of service plans designed to accommodate users that require greater access speeds or more email addresses and web hosting accounts. As of December 31, 2007, our primary service plans for our current wireless broadband services in the United States include:

	Download	Upload
	Speed to	Speed From	Base Rate
Service Plan	End-User	End-User	($/month)*	Additional Features

ClearValue	Up to 768 Kbps	Up to 256 Kbps	$24.99-$39.99	3 email addresses
ClearPremium	Up to 1.5 Mbps	Up to 256 Kbps	$34.99-$49.99	5 email addresses
ClearPremium Plus	Up to 2.0 Mbps	Up to 256 Kbps	$44.99-$69.99	5 email addresses
PC Card	Up to 1.5 Mbps	Up to 256 Kbps	$59.99	5 email addresses
ClearBusiness	Up to 1.5 Mbps	Up to 256 Kbps	$49.99-$69.99	8 email addresses, 1 static IP address

*	Excludes monthly modem lease fee of $4.99 and monthly PC card lease fee of $6.99, where applicable, and excludes introductory and promotional rates and rate packages.

We believe that our subscribers are attracted to our current wireless broadband services primarily because our networks combine certain features of cable modem, DSL and cellular networks into a single service offering at an attractive price. While we serve a large variety of subscribers, we believe that the majority of our subscriber base can be divided into the following broad categories:

•	subscribers who require a portable or mobile high-speed Internet connection, such as on-the-go professionals, field salespeople, contractors, police and fire personnel and others;

•	subscribers who value the flexibility of a portable or mobile wireless broadband service;

•	subscribers who desire a simple way to obtain and use high-speed Internet access at a reasonable price; and

•	subscribers who are dissatisfied with other service offerings, often because of perceived or actual poor quality of service, slow speeds, price, the requirement to participate in undesired bundled offers, difficulty of installation or unsatisfactory customer service.

Based on a subscriber survey we conducted in the fourth quarter of 2007, approximately 66% of our new domestic subscribers in that quarter reported they were subscribers of either DSL or cable modem service at the time that they subscribed for our services, while approximately 25% of our new domestic subscribers in that month were Internet users migrating from dial up to broadband and a small minority of our new domestic subscribers were subscribers of other services or they were first time Internet subscribers. As of December 31, 2007, approximately 62% of our U.S. subscribers had selected one of our premium offerings, such as ClearPremium or ClearPremium Plus.

New subscribers to our ClearValue, ClearPremium, ClearPremium Plus and ClearBusiness service plans generally sign a service contract with a one or two year term. We typically charge an activation fee of $50, which is usually waived for subscribers signing a two-year contract. Other variations on rate plans, promotions, terms and fees may be offered through certain of our distribution partners.

We recently began to offer alternative payment plans to address the specific needs of some of our subscribers. For example, in 2007 we introduced a month-to-month no contract option for our ClearPremium service, which is well-suited for subscribers who either do not meet our credit requirements or who anticipate needing our service for a limited period of time, such as military personnel or students. These subscribers are not required to sign a contract, but they are charged a higher monthly fee than the price paid by subscribers who enter into a contract. Additionally, in lieu of signing a contract, our subscribers have the option of receiving the lower contract rate by prepaying an amount equal to the fees for 12 months of our services.

Our subscribers generally make their payments through an automatic charge to a credit or debit card. We believe automatic billing reduces our transaction costs, permits us to bill in advance, which serves to reduce our bad debt and accounts receivable expenses, and improves subscriber retention and renewal rates. We generally have not accepted other forms of payment. We expect to begin accepting cash payments at Clearwire retail outlets in 2008 as we anticipate implementing a point of sale system in late 2008, for those subscribers who like the convenience of cash.

To use our current services, our subscribers must obtain one of our modems or PC cards. Our subscribers generally lease a modem from us at a rate of $4.99 per month or a PC card at $6.99 per month. We also offer modems and PC cards for sale to those subscribers who prefer to own rather than lease. We require subscribers under our no contract payment plan to purchase a modem or PC card in order to subscribe for our broadband services.

International Wireless Broadband Services

We expect to continue to leverage the product development initiatives of our domestic operations in establishing our service offerings in our international markets. We currently offer wireless broadband services similar to our domestic service through our subsidiaries in Belgium, Ireland and Spain. Our equity investees offer a comparable wireless broadband service in their markets in Denmark and Mexico.

In our international markets, we currently offer subscribers a choice of service plans designed to accommodate users that require faster access speeds or a greater number of email addresses and web hosting accounts. The specific service plans and pricing offered in a particular market depend on a variety of factors, including, among others, service offerings by competitors in that market. The service plans offered are summarized below:

		Download Speed to	Upload Speed from	Base Rate
Market	Service Plan	End-User	End-User	(€/mo incl. VAT)

Brussels, Belgium	Freedom Light	Up to 1.0 Mbps	Up to 128 Kbps	28.99
	Freedom Premium	Up to 3.0 Mbps	Up to 256 Kbps	38.99
Ghent, Belgium	Freedom Light	Up to 1.0 Mbps	Up to 128 Kbps	28.99
	Freedom Premium	Up to 3.0 Mbps	Up to 256 Kbps	38.99
Dublin, Ireland	Clear Start	Up to 512 Kbps	Up to 128 Kbps	24.95
	Clear Freedom	Up to 1.0 Mbps	Up to 128 Kbps	29.95
	Clear Performer	Up to 2.0 Mbps	Up to 128 Kbps	49.95
	Clear Business	Up to 2.5 Mbps	Up to 256 Kbps	79.95
Seville, Spain	instanet	Up to 1.0 Mbps	Up to 128 Kbps	34.68

As in our domestic markets, we continue to evaluate the service plans offered in each of our international markets. As we deploy our services in new markets internationally, the service plans in those markets may vary from our current offerings based on factors such as the local competitive environment and the demands of the subscribers we intend to target in that market.

Our international subscribers generally make payments through an automatic charge to their bank account, credit card or debit card, which provides similar benefits as our domestic billing process.

Voice-over-Internet-Protocol Telephony Service

As a part of our plan to offer value-added services to increase subscriber demand and generate incremental revenue from our wireless broadband subscribers, in April 2006, we began offering VoIP telephony services in a limited number of our domestic markets, which we call Clearwire Internet Phone Service. As of December 31, 2007, we had launched our VoIP telephony services more broadly in 41 out of our 46 domestic markets. We plan to introduce our VoIP telephony service in the remaining domestic markets in 2008. We continue to explore options for deploying VoIP telephony services in our international markets, but we do not have specific plans to deploy VoIP telephony services in those markets in the near term.

In our domestic VoIP markets, we are currently offering a single VoIP telephony service plan that provides subscribers with unlimited local and long distance calling, including calls within the United States, Canada, and Puerto Rico, for a fixed monthly fee of $34.99 per month with various promotional discounts available. Our VoIP telephony service permits calls outside these countries on a charge-per-call basis. Our VoIP telephony service package includes enhanced calling features such as voice mail, call waiting, 3-way calling and caller ID. In addition, our subscribers can set a range of telephony options online, such as call forwarding and call blocking. We provide optional email notification of voicemail messages through which a subscriber may choose to receive a voicemail message attached as a file to an email message.

Our VoIP telephony service is facilities-based, which means that the service is provided across our network and switches through infrastructure we control. We believe this allows us to deliver better average call quality than is generally available on non facilities-based VoIP systems, while using less data capacity.

Future Mobile WiMAX Services

We expect to be able to offer services over our mobile WiMAX network in our new markets that we place in commercial operation in the second half of 2008 and beyond similar to the fixed and portable wireless high-speed Internet access and VoIP telephony services we currently offer our existing subscribers, but with a greater emphasis on a mobile “true broadband” experience. We believe that manufacturers will have an interest in equipping a broad array of handheld communications and consumer electronic devices with mobile WiMAX chipsets, which may include notebook computers, UMPCs, PDAs, gaming consoles, MP3 players, and other productivity and entertainment devices. As these products are introduced, we intend to explore offering new services designed to take advantage of the capabilities of these devices.

Beyond our existing and expected future fixed, portable and mobile service offerings, we and Intel have entered into a strategic collaboration agreement to develop, deploy and market a co-branded mobile WiMAX service in the United States that will target users of certain notebook computers, UMPCs and other mobile computing devices containing Intel microprocessors. Both of the parties have committed to make certain contributions to the development, promotion and marketing of this service, which will be available only over our planned mobile WiMAX network.

Markets Served and Deployment

United States Markets

We use the term “market” to refer to one or more municipalities in a geographically distinct location in which we provide our services. Our markets range from major metropolitan areas to small, rural communities, and markets of all sizes in between.

We pursue market clustering opportunities which allow our customers to roam in areas of regional interest. A clustering strategy can also deliver cost efficiencies and sales and marketing synergies compared to areas in which markets are not deployed in a geographic cluster.

As of December 31, 2007, we offered our services in 46 markets in the United States covering an estimated 13.6 million people and we had approximately 350,000 subscribers in the United States. Our launched markets are listed as follows:

Aberdeen, WA	Greensboro/Winston-Salem, NC	Redding, CA
Abilene, TX	Jacksonville, FL	Reno, NV
Amarillo, TX	Killeen/Temple, TX	Richmond, VA
Anchorage, AK	Klamath Falls, OR	Rochester, NY
Bellingham, WA	Lewiston, ID	Roseburg, OR
Bend, OR	Longview, TX	Seattle/Tacoma, WA
Boise, ID	Lubbock, TX	St Cloud, MN
Charlotte, NC	Maui, HI*	Stockton, CA
Chico, CA	Medford, OR	Syracuse, NY
Corpus Christi, TX	Merced, CA	Tri-Cities, WA
Dayton, OH	Midland/Odessa, TX	Visalia, CA
Daytona Beach, FL	Modesto, CA	Waco, TX
Duluth, MN	Nashville, TN	Wenatchee, W A
Eau Claire, WI	Oahu, HI*	Wichita Falls, TX
Eugene, OR	Raleigh, NC	Yakima, WA
Grants Pass, OR

*	These markets are operated by Clearwire Hawaii Partners LLC, an entity in which Clearwire U.S. LLC held a 78.6% membership interest as of December 31, 2007.

International Markets and Deployment

Outside the United States, we use categories of criteria similar to those we apply inside the United States to determine the markets in which to deploy. With respect to our equity investees, we work in conjunction with our partners in making these determinations. As of December 31, 2007, we, through our consolidated subsidiaries and equity investees, offered our services in the following countries:

Approximate
Country	Percentage Owned(1)

Subsidiaries
Belgium (Brussels and Ghent)	100.0%
Ireland (Dublin)	97.6%
Spain (Seville)	100.0%
Equity Investees
Denmark(2)	38.2%
Mexico(3)	29.2%

(1)	Approximate percentage owned in European countries assumes 100% ownership of Clearwire Europe B.V., or Clearwire Europe, a direct subsidiary of Clearwire Corporation through which we conduct our European operations. A group of consultants hold approximately two percent of the current share capital of Clearwire Europe, pending an exchange of interest in Clearwire Europe B.V. The interest held by these consultants may be diluted if we or any third parties make additional equity contributions to Clearwire Europe unless the consultants exercise preemptive rights to make their pro-rata share of such contributions.

(2)	Services offered under the Clearwire brand and trademark.

(3)	Services similar to ours offered under the MVS Net and E-go brand.

As of December 31, 2007, we had approximately 44,000 subscribers in Belgium, Ireland and Spain.

Sales and Marketing

Our marketing efforts include reliance on a full range of integrated marketing campaigns and sales activities, including advertising, direct marketing, public relations and events to support our direct sales teams, company-owned retail stores, mall and mobile kiosks, authorized representatives and resellers.

We believe we have a strong local presence in our markets, which enhances our ability to design marketing campaigns tailored to the preferences of the local community. We advertise across a broad range of media, including print, billboards, online, and radio and television broadcast media with television only recently introduced selectively in some of our larger markets. We also conduct community awareness campaigns that focus on grass-roots marketing efforts, and host local community events where potential subscribers can experience our service. Our direct marketing efforts have included direct mailings and delivering door hangers to potential subscribers in our network coverage area.

We use multiple distribution channels to reach potential subscribers, including:

Direct.  We have hired salespeople to sell our services directly to consumers. Our salespeople also set up mobile kiosks at local community and sporting events and near retail establishments or educational institutions to demonstrate our services. Each of these salespeople carries a supply of modems, so that a new subscriber can activate his or her account and receive equipment while at the mobile kiosk. As of December 31, 2007, we employed approximately 520 salespeople in the United States. We generally compensate these employees on a salary plus commission basis. Our direct sales teams are expanding their focus to include acquiring small and medium sized business accounts as subscribers, particularly with the introduction of the PC cards.

Indirect.  Our indirect sales channels include a variety of authorized representatives, such as traditional cellular retailers, satellite television dealers and computer sales and repair stores. These authorized representatives typically operate retail stores but, subject to our approval, can also extend their sales efforts online. Authorized representatives assist in developing awareness of and demand for our service by promoting our services and brand as part of their own advertising and direct marketing campaigns. We compensate these dealers solely on the basis of commission. As of December 31, 2007, we had approximately 1,830 authorized representatives in the United States.

We also offer our services pursuant to distribution agreements through national retail chains, and we believe that the percentage of our total sales from this indirect sales channel will continue to increase.

Clearwire owned and operated retail.  We market our products and services through a number of Clearwire-operated retail outlets, including retail stores, but primarily kiosks located in malls and shopping centers. We generally compensate these employees on an hourly basis plus commissions.

Internet and telephone sales.  We direct prospective subscribers to our website or our telesales centers in our advertising. Our website is a fully functional sales channel where subscribers can check pricing and service availability, research service plans and activate accounts using a credit card. Prospective subscribers can also call into one of our telesales centers to activate service.

Wholesale distribution.  We intend to sell our wireless broadband Internet services at wholesale rates to strategic distribution partners, who as part of their agreements with us can re-market our services under their own brand name, under our brand name or on a co-branded basis.

Customer Service and Technical Support

We typically initiate each customer subscription through a credit or debit card approval process. In our domestic markets, we also check the subscriber’s credit and, depending on the result, may require the customer to purchase the wireless modem. Once we have an approved form of payment, we activate service and make an initial charge on the card to cover the activation fee and the first month of service. Finally, we establish monthly recurring, automatic card charges for the duration of the subscriber’s relationship with us. All of our subscriber invoices are electronic.

We believe reliable customer service and technical support are critical to attracting and retaining subscribers and we currently provide the following support for all subscribers:

•	Toll-free, live telephone and email-based assistance available seven days a week;

•	Resources on our website that cover frequently asked questions and provide signal and networking tips;

•	Online account access and, for VoIP subscribers, web-based resources that allow them to control their telephony features and settings; and

•	A network of service technicians available to provide on-site customer assistance and technical support.

In October 2006, we opened a call center in Las Vegas, Nevada currently staffed with approximately 230 customer service and technical support personnel. In April 2007, we opened a second call center in Milton, Florida currently staffed with approximately 190 customer service representatives. We believe that having our own internal customer service and technical support personnel enables us to deliver a consistent, high quality customer service, thereby improving subscriber retention.

Currently, some of our customer care operations are outsourced to a third-party vendor. However, we provide our own internal customer care services for calls regarding complicated technical support and retention issues.

Our Networks

Pre-WiMAX Network

Our pre-WiMAX network, in both our domestic and international markets, relies on the Expedience wireless broadband access system that supports delivery of any IP-compatible broadband applications, including high-speed Internet access and VoIP telephony services. This system, which is manufactured by NextNet Wireless, Inc., a wholly-owned subsidiary of Motorola, is comprised of base station transceivers, a network management system, and modems used by our subscribers. Expedience operates over our spectrum in the 2.5 GHz band in the United States and in the 3.5 GHz band in Europe. We believe that the Expedience system has certain key advantages over competing technologies that are currently available, such as:

•	simple self-installation by subscribers and provisioning of modems, with no software installation required on the subscriber’s computer;

•	easy network and tower installation and deployment requirements;

•	flexible and scalable architecture that can service large metropolitan or small rural areas;

•	ability to provide overlapping coverage from multiple sites for reliable and robust connectivity; and

•	enhanced reliability and reduced latency provided by linking our towers via a microwave mesh network that carries the majority of our backhaul traffic over licensed and unlicensed frequencies.

Mobile WiMAX Network

Once we have successfully completed our current mobile WiMAX field trials, we expect to deploy a mobile WiMAX technology network in our subsequent markets and, over time, migrate our existing markets to the mobile WiMAX network. The mobile WiMAX network is based on the IEEE mobile Worldwide Interoperability of Microwave Access 802.16e-2005 standard. Upon adopting the mobile WiMAX standard, we believe our mobile WiMAX network will continue to support fixed, portable and mobile service offerings using a network architecture that shares the key advantages of our current pre-WiMAX network.

Technology

Expedience Technology

The Expedience system is a wireless IP-based, Ethernet platform built around an OFDM and Time Division Duplex, or TDD, physical layer, which allows us to address two challenges that face wireless carriers, namely NLOS performance and frequency utilization.

OFDM is a physical layer protocol for NLOS broadband networks that uses a large number of individual carriers and a process of mapping a user’s data to those carriers to leverage the presence of multi-path to transmit and receive data robustly in the NLOS service environment. OFDM is preferable to single carrier technologies for addressing multi-path and frequency-selective fading in a broadband channel.

TDD allows upstream and downstream links to the network to exist on the same radio frequency channel, meaning that there is no need to use multiple channels or to have guard-bands between downstream and upstream channels. Thus, TDD enables wireless broadband access systems to be deployed on any channel in the radio frequency band, making it flexible for carriers to manage non-contiguous spectrum, such as the spectrum managed by our company. TDD also allows a service provider to maximize spectrum utilization by allocating up and down link resources appropriate to the traffic pattern over a given market.

Pre-WiMAX Network Components

The Expedience customer premise equipment (“CPE”) that operates on our pre-WiMAX network is a NLOS wireless modem that connects to any IP-based device, such as a computer, using a standard Ethernet connection. It is simple to install and requires no service provider configuration or support and no software download or installation. A subscriber need only connect the CPE to an external power source and to the subscriber’s computer. In addition to the Expedience CPE, in October 2007 we began offering our True Broadbandtm PC card in all of our U.S. markets.

The Expedience base station allows for 360 degree coverage by employing multiple transceivers and antennas on a single tower to maximize subscriber density and spectral efficiency. This setup is scalable, expandable and flexible, allowing us to control costs to promote efficient expansion as our subscriber base grows. Our base stations generally are located on existing communications towers, but can also be placed on rooftops of buildings and other elevated locations. We generally lease our tower locations from third parties.

We also use a network management system that incorporates a complete set of management tools to enable the configuration, management, monitoring and reporting of all network status elements. This system provides secure, centralized and remote configuration of base stations, CPE, switches and other network elements. The system reports to and alerts our system administrators to alarms and faults, and monitors system performance down to the individual CPE. It supports customizable report generation to track network performance, utilization and capacity.

Mobile WiMAX Technology

Mobile WiMAX is an all IP-based technology and, like Expedience, is optimized for high-throughput, real-time data applications. Mobile WiMAX is based on the IEEE 802.16e-2005 standard and will operate in our 2.5 GHz and 3.5 GHz spectrum bands.

Similar to our current pre-WiMAX network, we expect our planned mobile WiMAX network to be a wireless IP-based, Ethernet platform designed around an OFDM and TDD physical layer, to address NLOS performance and frequency utilization issues. We expect that mobile WiMAX will meet all of our anticipated requirements for mobile Internet usage, as we believe it will support multiple handoff mechanisms, power-saving mechanisms for mobile devices, advanced quality of service and low latency for improved support of real-time applications, and advanced authorization, authentication and accounting functionality.

Our mobile WiMAX network is expected to consist of many of the same primary elements as Expedience, and will include base station transceivers, a backhaul network connected to point of presence (POP) traffic aggregation sites, an Operations, Administration, Maintenance and Provisioning (OAMP) system and subscriber devices. For subscribers, we expect that mobile WiMAX enabled chipsets will initially be included in NLOS modems similar to the Expedience CPE and in PC cards. Eventually, we anticipate manufacturers to sell a number of handheld communications and consumer electronic devices with embedded WiMAX chipsets that will be enabled to communicate using our mobile WiMAX network, such as notebook computers, UMPCs, PDAs, gaming consoles and MP3 players and other handheld devices.

On May 21, 2007, we announced the successful completion of the first phase of our first mobile WiMAX field trials. The field trial in the Portland, Oregon suburb of Hillsboro jointly conducted with Intel and Motorola is using infrastructure equipment based on the IEEE 802.16e standard and is relying on our spectrum in the 2.5GHz frequency band. The first phase of the field trial focused on coverage, capacity and speed associated with the air interface. The first phase achieved the coverage, capacity and speed guidelines as set by the WiMAX Forum, an industry-led, not-for-profit organization formed to certify and promote the compatibility and interoperability of broadband wireless products based on the IEEE 802.16e standard. The first phase of the field trial covered 15 square miles in Hillsboro using a mobile WiMAX laptop card, the first to be based on WiMAX. We then expanded coverage in Portland to include more than 40 cell sites encompassing an area of approximately 145 square miles. This is one of the largest WiMAX field tests in the United States. Based on the initial success of these trials, we expect that all future domestic markets will be deployed with WiMAX technology.

Spectrum

Our network operates over licensed spectrum in our U.S. and international markets. Although several broadband technologies can operate in unlicensed or public access spectrum, we believe using licensed spectrum enables us to provide a consistently higher quality of service to our subscribers, without the interference that is typically associated with unlicensed frequency bands.

United States

In the United States, licensed spectrum is governed by FCC rules that restrict interference from other licensees and spectrum users, providing some protection against interruption and degradation of service. Under FCC rules, unlicensed spectrum users do not have exclusive use of any frequencies, may not cause interference with the operations of any licensed operators and may suffer interference from others using licensed frequencies in overlapping geographic areas, making quality and availability of their services unpredictable.

We are designing our network in the United States to operate primarily on spectrum located within the 2496 to 2690 Megahertz (“MHz”) band, or 2.5 Gigahertz (“GHz”) band, which is designated for Broadband Radio Service, or BRS, and Educational Broadband Service, or EBS. Most BRS and EBS licenses are allocated in a scheme that provides for overlapping circular territories with a 35-mile radius. Under current FCC rules, the BRS and EBS band in each territory is generally divided into 33 channels consisting of a total of 186 MHz of spectrum, with an additional eight MHz of guard band spectrum. Prior to the adoption of the current FCC rules, BRS and EBS licenses were referred to, respectively, as Multichannel Multipoint Distribution services, or MMDS, and Instructional Television Fixed Services, or ITFS, licenses and were divided into 33 channels consisting of 198 MHz of spectrum.

Under current FCC rules, we can access BRS spectrum either through outright ownership of a BRS license issued by the FCC or through a leasing arrangement with a BRS license holder. The FCC rules limit eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, but permit those license holders to lease up to 95% of their capacity for non-educational purposes. Therefore, although we cannot hold an EBS license, we can access EBS spectrum through a long-term leasing arrangement with a license holder. EBS leases entered into prior to January 10, 2005, may remain in effect for up to 15 years and may be renewed and assigned in accordance with the terms of those leases. The initial term of EBS leases entered into after January 10, 2005, is required by FCC rules to be coterminous with the term of the license. In addition, these leases typically give the leaseholder the right to participate in and monitor compliance by the license holder with FCC rules and regulations. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for up to three renewal terms of ten years or less with respect to a final renewal term, for a total lease term of up to 30 years. In addition, we generally have a right of first refusal for a period of time after our leases expire to match another party’s offer to lease the same spectrum. Our leases are generally transferable.

Since our formation, we have focused on acquiring BRS licenses and leases, as well as EBS leases, in markets throughout the United States. As of December 31, 2007, we believe that we are the second largest holder of licensed spectrum in the 2.5 GHz band in the United States. As of December 31, 2007, we owned or leased, or had entered into agreements to acquire or lease, approximately 15.1 billion Megahertz population (“MHz-POPs”) of spectrum in the United States. Of our approximately 15.1 billion MHz-POPs of spectrum in the United States, we estimate that we own approximately 24% with the remainder leased from third-parties, generally under lease terms of up to 30 years. When the FCC’s current rules for the 2.5 GHz band in the United States are fully implemented, the MHz for certain channels within this band will decrease from 6 MHz to 5.5 MHz. As our network is designed to operate using 5 MHz channels, this regulatory change will not adversely affect our ability to deliver our services but will cause a proportionate reduction of our calculated MHz-POPs.

Our pending spectrum acquisition agreements are subject to various closing conditions, some of which are outside of our control and, as a result, we may not acquire all of the spectrum that is subject to these agreements. Nearly all of such closing conditions relate either to licensee or FCC consents, which we expect are likely to be granted. A limited number of our pending acquisition agreements are subject to closing conditions involving the resolution of bankruptcy or similar proceedings. As of December 31, 2007, we have minimum purchase commitments of approximately $57.8 million to acquire new spectrum.

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

We are actively pursuing opportunities to acquire additional licensed spectrum in new markets and to add depth of spectrum where we require additional channels to deploy our services. We generally purchase and lease licensed spectrum for cash and, in some instances and subject to applicable securities laws, common stock or warrants. We have found that, in some instances, we have an advantage over other bidders because we have a demonstrated track record of using the spectrum to deploy wireless broadband services as opposed to simply warehousing spectrum rights. We also may pay commissions or issue shares, stock options or warrants to brokers who locate and secure spectrum for us. We have recently observed a significant increase in the cost of acquiring spectrum in the United States, and we expect this trend to continue as the supply of available licensed spectrum diminishes.

International

We currently hold spectrum rights in Belgium, Germany, Ireland, Poland, Romania and Spain. Our equity investees also control spectrum in Denmark and Mexico. In each of Germany, Poland, Romania and Spain, our licenses cover the entire country. Our licenses in Belgium and Ireland cover a significant portion of the countries’

populations. We believe that each of the frequencies are or will be suitable for our service. A summary of the spectrum rights held by our subsidiaries and our equity investees is below, including the frequency band in which the spectrum is held, an estimate of the population covered by our spectrum in each country and the total MHz-POPs of our spectrum. We intend to continue to expand our international spectrum holdings. We currently have a dedicated team of professionals actively pursuing new spectrum opportunities and we are negotiating to acquire additional spectrum in countries throughout Europe.

		Licensed
	Frequency	Population(1)	MHz-POPs(2)
Country	(GHz)	(In millions)	(In millions)

Subsidiaries
Belgium	3.5	10.4	1,040.0
Germany	3.5	82.5	3,465.0
Ireland	3.5	1.5	127.5
Poland	3.6	38.1	1,066.8
Romania	3.5	21.6	1,209.6
Spain	3.5	45.1	1,804.0
Equity Investees
Denmark	3.5	5.4	205.2
Mexico	2.5	81.0	N/A

(1)	Estimates based on country population data derived from the Economist Intelligence Unit database, except for Denmark, Ireland and Mexico, which are based on census or other market information gathered by us or our affiliates regarding the number of residents within the licensed coverage area.

(2)	Represents the amount of our spectrum in a given area, measured in MHz, multiplied by the estimated population of that area.

As in the United States, we engineer our international networks to optimize the number of users that the network can support while providing sufficient capacity and bandwidth. Thus far we have chosen not to launch our services in a market using our current technology unless we control a minimum of 30 MHz of spectrum. However, we expect the spectral efficiency of technologies we deploy to continue to evolve, and as a result, we may decide to deploy our services in some markets with less spectrum. Alternatively, we could find that new technologies and subscriber usage patterns require us to have more spectrum available in our markets.

Research and Development

Our research and development efforts have focused on the design of our network, enhancements to the capabilities of our network and the evolution of our service offerings. A significant portion of our development efforts involves working with the suppliers of our network infrastructure and subscriber equipment. We introduced a PC card developed in conjunction with Motorola in October 2007. At the same time, we are working with Intel, Motorola and other vendors to develop network components and subscriber equipment for our mobile WiMAX network, including an ongoing mobile WiMAX trial in Portland, Oregon. We expect to continue these efforts in the future.

We spent approximately $1.4 million on research and development activities during the year ended December 31, 2007.

Suppliers

Motorola, which acquired our former NextNet subsidiary in August 2006, is currently the only supplier of certain network components and subscriber equipment for the Expedience system deployed on our pre-WiMAX network. Thus, we are dependent on Motorola to produce the equipment and software we need for our pre-WiMAX network in a timely manner. Moreover, we are parties to a number of commercial agreements with Motorola that limit our ability to use other equipment suppliers under certain circumstances, not only for our pre-WiMAX network, but also for our mobile WiMAX network.

Competition

The market for broadband services is highly competitive and includes companies that offer a variety of services using a number of different technological platforms, such as cable modems, DSL, third-generation, or 3G, cellular, satellite, wireless Internet service and other emerging technologies. We compete with these companies on the basis of the speed, ease of use, portability, reliability, and price of our respective services.

Our principal competitors include cable and DSL operators, wireless telephone providers, Wi-Fi and, prospectively, WiMAX providers, satellite providers and others.

Cable Modem and DSL Services

We compete with companies that provide Internet connectivity through cable modems or DSL. Principal competitors include cable companies, such as Time Warner Cable, Inc. and Comcast Corporation, as well as incumbent telephone companies, such as AT&T Inc., Qwest Communications International, Inc. and Verizon Communications, Inc.

Cellular and PCS Services

Cellular and PCS carriers are seeking to expand their capacity to provide data and voice services that are superior to ours. These providers have substantially broader geographic coverage than we have and, for the foreseeable future, than we expect to have. If one or more of these providers can deploy technologies that compete effectively with our services, the mobility and coverage offered by these carriers will provide even greater competition than we currently face. Carriers such as AT&T and Verizon Wireless have announced plans to deploy Long Term Evolution technologies, or LTE, which, when developed, may deliver performance that is similar to, or better than, mobile WiMAX technology.

Wireless Broadband Service Providers

We also face competition from other wireless broadband service providers that use licensed spectrum. Moreover, if our technology is successful and garners widespread support, we expect these and other competitors to adopt or modify our technology or develop a technology similar to ours. We believe that, as network infrastructure based on mobile WiMAX technology becomes commercially available and manufacturers develop and sell handheld communications and consumer electronic devices that are enabled to communicate using mobile WiMAX networks, other network operators will introduce mobile WiMAX services comparable to ours in both our domestic and international markets. For example, Sprint Nextel Corporation has announced its intention to deploy a mobile WiMAX network.

Satellite

Satellite providers like Wild Blue Communications, Inc. and Hughes Communications, Inc. offer broadband data services that address a niche market, mainly less densely populated areas that are unserved or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge the ability to provide some services, such as VoIP, and reduces the size of the addressable market.

WISPs and Wi-Fi

We also compete with other wireless Internet service providers, or WISPs, that use unlicensed spectrum. In addition to these commercial operators, many local governments, universities and other governmental or quasi-governmental entities are providing or subsidizing Wi-Fi networks over unlicensed spectrum, in some cases at no cost to the user. Unlicensed spectrum may be subject to interference from other users of the spectrum, which can result in disruptions and interruptions of service. We rely exclusively on licensed spectrum for our network and do not expect significant competition from providers using unlicensed spectrum to deliver services to their customers.

International

In our international markets, we generally face competition from incumbent telecommunications companies that provide their own wireless broadband or VoIP telephony services, as well as from other companies that provide Internet connectivity services. Although in certain European countries, incumbent telecommunications companies may have a dominant market share based on their past status as the single operator of telecommunications services in a particular country, these incumbent telecommunications companies rely on systems initially designed for voice transmission which have been upgraded to provide wireless broadband services.

Other

We believe other emerging technologies may also enter the broadband services market. For example, certain Internet service providers are working with electric distribution utilities to install broadband over power line, or BPL, technology on electric distribution lines to provide broadband services. These Internet service and BPL providers are potential competitors. BPL technology may turn electrical lines into large unshielded transmitting antennas that would allow transmission of data over these lines, but could potentially create interference with some wireless networks.

Regulatory Matters

Overview

The regulatory environment relating to our business and operations is evolving. A number of legislative and regulatory proposals under consideration by federal, state and local governmental entities may lead to the repeal, modification or introduction of laws or regulations that could affect our business. Significant areas of existing and potential regulation for our business include broadband Internet access, telecommunications, VoIP spectrum regulation and Internet taxation.

Broadband Internet Access Regulation

The result of recent court decisions and the FCC’s 2005 classification of wireline broadband Internet access service as an “information service”, rather than a “telecommunications service” is that both DSL and cable modem providers are entitled to retain exclusive use of their broadband Internet access lines without having to open them up to competing Internet service providers. This regulatory framework may encourage independent Internet service providers to explore other options for broadband Internet access, including wireless services.

On September 23, 2005 the FCC released an Internet Policy Statement outlining its general views toward ensuring that broadband networks are widely deployed, open, affordable and accessible to all consumers. It adopted four principles to encourage broadband deployment and preserve and promote the open and interconnected nature of the public Internet, and suggested that it would incorporate these principles into its ongoing policy-making activities. On March 22, 2007, the Commission initiated an inquiry into the performance of the broadband marketplace under the Commission’s 2005 Internet Policy Statement. In this inquiry, the FCC also seeks comment on whether the Policy Statement should incorporate a new principle of nondiscrimination and, if so, how such a nondiscrimination principle would be defined and applied. On January 14, 2008, the Commission sought comment on two petitions related to its Internet Policy Statement seeking Commission determinations that further define its four broadband principles as well as what practices constitute reasonable broadband network management

On November 7, 2006, the FCC issued an order classifying BPL Internet access service as an “information service.” Like cable modem and DSL service, the broadband transmission component of BPL Internet access service is not required to be offered as a telecommunications service.

On March 22, 2007, the Commission adopted a Declaratory Ruling that wireless broadband services are information services regulated under Title I of the Communications Act and that mobile wireless broadband

Internet access service is not a “commercial mobile service” under section 332 of the Act, even when it uses mobile technologies.

Telecommunications Regulation

The FCC has classified Internet access services generally as interstate “information services” rather than as “telecommunications services” regulated under Title II of the Communications Act. Accordingly, many regulations that apply to telephone companies and other common carriers currently do not apply to our wireless broadband Internet access service. For example, we are not currently required to contribute a percentage of gross revenues from our Internet access services to universal service funds, or USF, used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities.

Internet access providers also are not required to file tariffs with the FCC, setting forth the rates, terms, and conditions of their Internet access service offerings. The FCC, however, is currently considering whether to impose various consumer protection obligations, similar to Title II obligations, on broadband Internet access providers, including DSL, cable modem and wireless broadband providers. These requirements may include obligations related to truth-in-billing, slamming, discontinuing service, customer proprietary network information and federal USF mechanisms. The FCC is also considering whether to impose automatic roaming obligations on wireless broadband service providers similar to the obligations currently imposed on commercial mobile radio services, or CMRS, providers. Internet access providers are currently subject to generally applicable state consumer protection laws enforced by state Attorneys General and general Federal Trade Commission, or FTC, consumer protection rules.

The FCC has not yet classified interconnected VoIP services as either information services or telecommunications services under the Communications Act. In November 2004, the Commission determined that regardless of their regulatory classification, certain interconnected VoIP services qualify as interstate services with respect to economic regulation. The FCC preempted state regulations that address such issues as entry certification, tariffing, and E911 requirements, as applied to certain interconnected VoIP services. On March 21, 2007, the U.S. Court of Appeals for the Eighth Circuit affirmed the FCC’s November 2004 Order with respect to these VoIP services, particularly those having portable or nomadic capability. The jurisdictional classification of other types of interconnected VoIP services, particularly “fixed” services, remains uncertain at this time.

In June 2006, the FCC determined that all “interconnected” VoIP services are required to contribute a percentage of interstate gross revenues to USF beginning October 1, 2006. On June 1, 2007, the U.S. Court of Appeals for the District of Columbia Circuit upheld the FCC’s order that interconnected VoIP providers contribute to the Universal Service Fund on the basis of a 64.9% safe harbor or on the basis of actual traffic studies. The court vacated the portions of the order mandating that VoIP providers using traffic studies get the traffic studies pre-approved by the FCC. Our VoIP service qualifies as “interconnected VoIP” for purposes of USF regulation and therefore is subject to this fee which may be passed on to our subscribers. We have incorporated this fee requirement into our VoIP billing system and collect and remit federal USF payments.

The FCC is conducting a comprehensive proceeding to address all types of IP-enabled services, including interconnected VoIP service, and to consider what regulations, if any, should be applied to such services, as use of broadband services becomes more widespread. In June 2005, the FCC adopted the first set of regulations in this comprehensive IP-enabled proceeding, imposing E911-related requirements on interconnected VoIP service providers as a condition of offering such service to consumers. The FCC defined “interconnected VoIP service” as voice service that: (i) enables real-time, two-way voice communications; (ii) requires a broadband connection from the user’s location; (iii) requires IP-compatible CPE; and (iv) permits users generally to receive calls that originate on and terminate to the public switched telephone network, or PSTN. Effective November 28, 2005, all interconnected VoIP providers are required to transmit, via the wireline E911 network, all 911 calls, as well as a call-back number and the caller’s registered location for each call, to the appropriate public safety answering point, or PSAP, provided that the PSAP is capable of receiving and processing that information. In addition, all interconnected VoIP providers must have a process to obtain a subscriber’s registered location prior to activating service, and a process to allow their subscribers to update their registered location immediately if the subscriber moves the service to a different location. Interconnected VoIP providers are also required to prominently and in plain English advise subscribers of the manner in which dialing 911 using VoIP service is different from dialing 911 service using traditional telephone service, and to provide warning labels with VoIP CPE. On May 31, 2007, the Commission initiated a proceeding proposing to adopt additional E911 obligations for providers of interconnected VoIP service that a customer may use at more than one location including a requirement to automatically identify subscribers’ physical locations through an automatic location technology that meets the same accuracy standards that apply to providers of CMRS. The Commission has also proposed to tighten the current accuracy standards into a single, technology neutral standard and to clarify the geographic area over which wireless E911 providers must satisfy the E911 accuracy requirements. E911 service is also subject to E911 funding obligations in certain states.

On April 2, 2007, the FCC released an Order imposing, pursuant to its ancillary authority under Title I, the Communications Act’s Section 222 Customer Proprietary Network Information, or CPNI, requirements on interconnected VoIP providers. CPNI includes call detail information about a customer gained by the service provider as a result of providing the service, and includes such information as telephone numbers called, duration of such calls, and calling patterns. In this same Order, the Commission adopted new CPNI obligations designed to prevent fraud, unauthorized access to a customer’s CPNI, and other abuses of customer privacy, including specific required customer and law enforcement notification, annual certification, and explicit consent requirements. These new CPNI rules which become effective on December 8, 2007 are applicable to all providers subject to Section 222, including interconnected VoIP providers, such as Clearwire.

On May 31, 2007, the FCC also adopted new rules requiring interconnected VoIP service and equipment providers to comply with the same disability-access regulations that apply to traditional telephony service and equipment under Section 255 of the Communications Act, including the designation of an agent for the receipt and handling of accessibility complaints and inquiries. In addition, the FCC adopted requirements that interconnected VoIP providers contribute to the Telecommunications Relay Service, or TRS fund, and provide 711-dialing for hearing and speech-impaired individuals to reach a local TRS provider pursuant to Section 225 of the Act. While these requirements became effective on October 5, 2007, the FCC waived two specific TRS requirements for interconnected VoIP providers for 6 months — the requirement to transmit 711 calls to a geographically appropriate relay provider and the requirement that a traditional TRS provider route emergency-related VoIP 711 calls to the geographically appropriate PSAPs. The commission also sought comment on various requests for a more permanent waiver of the TRS rules to VoIP providers.

On November 8, 2007, the FCC released an order extending local number portability (LNP) requirements to interconnected VoIP providers and clarifying that local exchange carriers, (LECs), and CMRS providers have an obligation to port numbers to VoIP providers. At the same time the FCC requested comment on extending porting timeframes to VoIP providers, among other requirements. These rules become effective March 24, 2008.

The FCC is considering additional regulations, including what intercarrier compensation regime should apply to interconnected VoIP traffic over the PSTN. Accordingly, our costs to provide VoIP service may increase, which will impact our pricing decisions vis-à-vis our competitors and our profit margins, if any.

On August 5, 2005, the FCC adopted an Order finding that both facilities-based broadband Internet access providers and interconnected VoIP providers are subject to CALEA, which requires service providers covered by that statute to build certain law enforcement surveillance assistance capabilities into their communications networks and to maintain CALEA-related system security policies and procedures. On May 3, 2006, the FCC adopted an additional Order addressing the CALEA compliance obligations of these providers. In that order the FCC: (i) affirmed the May 14, 2007 assistance-capability compliance deadline; (ii) indicated compliance standards are to be developed by the industry within the telecommunications standards setting bodies working together with law enforcement; (iii) permitted the use of certain third parties to satisfy CALEA compliance obligations; (iv) restricted the availability of compliance extensions; (v) concluded that facilities-based broadband Internet access providers and interconnected VoIP providers are responsible for any CALEA development and implementation costs; (vi) declared that the FCC may pursue enforcement action, in addition to remedies available through the courts, against any non-compliant provider; and (vii) adopted interim progress report filing requirements. The FCC required facilities-based broadband Internet access providers and interconnected VoIP providers to comply with CALEA’s assistance-capability requirements by May 14, 2007. We believe we have taken the necessary actions to be in compliance with these requirements.

Regulatory policies applicable to broadband Internet access, VoIP and other IP-services are continuing to develop, and it is possible that our broadband Internet access and VoIP services could be subject to additional regulations in the future. The extent of the regulations that will ultimately be applicable to these services and the impact of such regulations on the ability of providers to compete are currently unknown.

Spectrum Regulation

The FCC routinely reviews its spectrum policies and may change its position on spectrum allocations from time to time. On July 29, 2004, the FCC issued rules revising the band plan for BRS and EBS and establishing more flexible technical and service rules to facilitate wireless broadband operations in the 2495 to 2690 MHz band. The FCC adopted new rules that (i) expand the permitted uses of EBS and BRS spectrum so as to facilitate the provision of high-speed data and voice services accessible to mobile and fixed users on channels that previously were used primarily for one-way video delivery to fixed locations; and (ii) change some of the frequencies on which BRS and EBS operations are authorized to enable more efficient operations. These new rules streamlined licensing and regulatory burdens associated with the prior service rules and created a “PCS-like” framework for geographic licensing and interference protection. Under the new rules, existing holders of BRS and EBS licenses and leases generally have exclusive rights over use of their assigned frequencies to provide commercial wireless broadband services to residences, businesses, educational and governmental entities within their geographic markets. These rules also require BRS licensees, including us, to bear their own expenses in transitioning to the new band plan and, if they are seeking to initiate a transition, to pay the costs of transitioning EBS licensees to the new band plan. The transition rules also provide a mechanism for reimbursement of transaction costs by other operators in the market. Additionally, the Commission expanded the scope of its spectrum leasing rules and policies to allow BRS and EBS licensees to enter into flexible, long-term spectrum leases.

On April 21, 2006, the FCC issued an Order adopting comprehensive rules for relocating incumbent BRS operations in the 2150 to 2162 MHz band. These rules will further facilitate the transition to the new 2.5 GHz band plan. This Order is currently subject to Petitions for Reconsideration and judicial appeal.

On April 27, 2006, the FCC released a further Order revising and clarifying its BRS/EBS rules. Petitions for Reconsideration of this Order are pending. Significantly, the FCC generally reaffirmed the flexible technical and operational rules upon which our systems are designed and operating. The FCC clarified the process of transitioning from the old spectrum plan to the new spectrum plan, but reduced the transition area from large “major economic areas,” to smaller, more manageable “basic trading areas.” Proponents seeking to initiate a transition to the new band plan will be given a 30-month timeframe within which to notify the FCC of their intent to initiate a transition, followed by a 3-month planning period and an 18-month transition completion period. In markets where no proponent initiates a transition, licensees will be permitted to self-transition to the new band plan. The FCC adopted a procedure whereby the proponent will be reimbursed for the value it adds to a market through reimbursement by other commercial operators in a market, on a pro-rata basis, after the transition is completed and the FCC has been notified.

The FCC also clarified the procedure by which BRS and EBS licensees must demonstrate substantial service, and required them to demonstrate substantial service by May 1, 2011. Substantial service showings demonstrate to the FCC that a licensee is not warehousing spectrum, but rather is using the spectrum to provide actual service to subscribers. If a BRS or EBS licensee fails to demonstrate substantial service by May 1, 2011, its license may be canceled and made available for re-licensing.

The FCC reaffirmed its decision to permit mobile satellite service providers to operate in the 2496 to 2500 MHz band on a shared, co-primary basis with BRS licensees. It also concluded that spectrum sharing in the 2496 to 2500 MHz band between BRS licensees and a limited number of incumbent licensees, such as broadcast auxiliary service, fixed microwave, and public safety licensees, is feasible. It therefore declined to require the relocation of those incumbent licensees in the 2496 to 2500 MHz band. Additionally, the FCC reaffirmed its conclusion that BRS licensees can share the 2496 to 2500 MHz band with industrial, scientific, and medical, or ISM, devices because ISM devices typically operate in a controlled environment and use frequencies closer to 2450 MHz. The FCC also reaffirmed its decision to permit low-power, unlicensed devices to operate in the 2655 to 2690 MHz band, but emphasized that unlicensed devices in the band may not cause harmful interference to licensed BRS operations.

Previously, low-power, unlicensed devices were permitted to operate in the 2500 to 2655 MHz band, but not in the 2655 to 2690 MHz band.

Finally, the FCC reaffirmed the application of its spectrum leasing rules and policies to BRS and EBS, and ruled that new EBS spectrum leases may provide for a maximum term (including initial and renewal terms) of 30 years. The FCC further required that new EBS spectrum leases with terms of 15 years or longer must allow the EBS licensee to review its educational use requirements every five years, beginning at the fifteenth year of the lease.

We believe that the FCC’s BRS/EBS rules will enable us to pursue our long-term business strategy, although it is possible that these rules may be interpreted in a manner materially and adversely to our business. In addition, these rules may be amended in a manner that materially and adversely affects our business.

In June, 2006, the Federal Aviation Administration (“FAA”), proposed regulations governing potential interference to navigable airspace from certain FCC-licensed radio transmitting devices, including 2.5 GHz transmitters. These regulations would require FAA notice and approval for new or modified transmitting facilities. If adopted, these regulations could substantially increase the administrative burden and costs involved in deploying our service.

In certain international markets, our subsidiaries are subject to rules that provide that, if the subsidiary’s wireless service is discontinued or impaired for a specified period of time, the spectrum rights may be revoked.

Internet Taxation

The Internet Tax Freedom Act, which was signed into law in October 2007, renewed and extended until November 2014 a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce under the Internet Tax Freedom Act. This moratorium was scheduled to expire in November 2007, and its extension preserved the “grandfathering” of states that taxed Internet access prior to October 1998 to allow them to continue to do so. The moratorium does not apply to taxes levied or measured on net income, net worth or property value and does not extend to a tax on telecommunications services. Certain states have enacted various taxes on Internet access or electronic commerce, and selected states’ taxes are being contested. State tax laws may not be successfully contested and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of our services and could materially and adversely affect our business.

Intellectual Property

We review our technological developments with our technology staff and business units to identify and capture innovative and novel features of our core technology that provide us with commercial advantages and file patent applications as necessary to protect these features both in the United States and elsewhere. We hold 30 granted U.S. patents (two of which are jointly held), and we also have ten pending U.S. patent applications. For our wireless broadband network, the patents and applications cover features and functionality, including the ability to manage device power output to ensure frequency stabilization, as well as the ability to manage network output and infrastructure in a dynamic output environment to produce, among other things, reliable network uptime. We hold 21 granted patents and have 17 pending patent applications in various foreign jurisdictions. Assuming that all maintenance fees and annuities continue to be paid, the patents expire on various dates from 2017 until 2027. “Clearwire” and the associated Clearwire corporate logo, “ClearBusiness,” “ClearPremium,” “ClearClassic” and “ClearValue” are among our registered trademarks in the United States, and we have issued or pending trademark registrations covering all countries of the European Union and eight other jurisdictions.

Employees

As of December 31, 2007 we had approximately 1,590 employees in the United States and approximately 400 employees in our international operations. This total does not include employees of our equity investees.

Our employees enter into agreements containing confidentiality restrictions. We have never had a work stoppage and no employees are represented by a labor organization. We believe our employee relations are good.

Our Corporate Information

We are a Delaware corporation. Our principal executive offices are located at 4400 Carillon Point, Kirkland, Washington 98033, and our telephone number is (425) 216-7600. Our website address is http://www.clearwire.com.

Unless otherwise indicated, all of the share numbers and per share prices in this report give effect to a reverse stock split that became effective on March 1, 2007. Upon the effectiveness of the reverse split, every three shares of our Class A common stock were combined into one share of Class A common stock and every three shares of our Class B common stock were combined into one share of Class B common stock. The shares of Class A common stock issuable on exercise of the warrants and the exercise price were subject to a proportionate adjustment. As used in this report, the term “common stock” means our Class A common stock and the term “capital stock” means our Class A and Class B common stock, unless otherwise specified.

ITEM 1A.  Risk Factors

We are an early stage company, we have a history of operating losses and we expect to continue to realize significant net losses for the foreseeable future.

Clearwire is at an early stage of development and business strategy implementation. We have recorded a net loss in each reporting period since our inception, and we cannot anticipate with certainty what our earnings, if any, will be in any future period. However, we expect to continue to incur significant net losses as we develop and deploy our network in new and existing markets, expand our services and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations will be adequate to cover our anticipated expenses. In addition, at this stage of our development we are subject to the following risks:

•	our results of operations may fluctuate significantly, which may adversely affect the value of an investment in our Class A common stock;

•	we may be unable to develop and deploy our network, expand our services, meet the objectives we have established for our business strategy or grow our business profitably, if at all;

•	because of our limited operating history, it may be difficult to predict accurately our key operating and performance metrics utilized in budgeting and operational decisions; and

•	our network and related technologies may fail or the quality and number of services we are able to provide may decline if our network operates at maximum capacity for an extended period of time or fails to perform to our expectations.

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

We believe our cash, cash equivalents and marketable securities afford us adequate liquidity for at least the next 12 months to fund operating losses, capital expenditures, working capital and current spectrum acquisition commitments, although we may raise additional capital during this period if acceptable terms are available. We also expect to require substantial additional capital in the long-term to fund our business, including further operating losses, network expansion plans and spectrum acquisitions, and our success and viability will depend on our ability to raise such additional capital on reasonable terms. The amount and timing of our long-term capital needs will depend in part on the extent of our network deployment, which we may adjust based on available capital and, to a lesser degree, based on the schedule on which mobile WiMAX products become available, both of which are difficult to estimate at this time. If we cannot secure sufficient additional funding we may forego strategic opportunities or delay, scale back and eliminate network deployments, operations, spectrum acquisitions and investments. Additionally, as our operations grow and expand, it may become more difficult to modulate our business plans and strategies based on the availability of funding.

We may not be able to secure adequate additional financing when needed on acceptable terms or at all. To raise additional capital, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price of our Class A common stock at the time of such issuance. We will likely seek significant additional debt financing, in the short-term and the long-term, and, as a result, will likely incur significant interest expense. Our existing level of debt may make it more difficult for us to obtain this debt financing, may reduce the amount of money available to finance our operations and other business activities, may expose us to the risk of increasing interest rates, may make us more vulnerable to general economic downturns and adverse industry conditions, and may reduce our flexibility in planning for, or responding to, changing business and economic conditions. We also may decide to sell additional debt or equity securities in our domestic or international subsidiaries, which may dilute our ownership interest in or reduce or eliminate our income, if any, from those entities. The recent turmoil in the economy, and the world-wide financial markets in particular, may make it more difficult for us to obtain necessary additional capital or financing on acceptable terms.

Our substantial indebtedness and restrictive debt covenants could limit our financing options and liquidity position and may limit our ability to grow our business.

In 2007, we borrowed $1.25 billion under a senior term loan facility. We used a portion of the proceeds to repay and retire existing loans and secured notes. The remainder of the proceeds will be used for expansion plans, spectrum acquisition, and general working capital purposes. Our senior term loan facility provides for quarterly principal payments, with the remaining balance due on the final maturity date. In general, borrowings under the facility bear interest based, at our option, at either the Euro dollar rate or on an alternate base rate, in each case plus margin. We also borrowed $10.0 million from BCE Nexxia Corporation, an affiliate of Bell Canada, in June 2006 in connection with the build-out and deployment of our VoIP infrastructure.

Our substantial indebtedness could have important consequences to the holders of our common stock, such as:

•	we may not be able to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions, including spectrum acquisitions, on terms acceptable to us or at all;

•	we may be unable to refinance our indebtedness on terms acceptable to us, or at all;

•	our substantial indebtedness may make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures; and

•	cash flows from operations and investing activities have been negative since inception and will continue to be so for some time, and our remaining cash, if any, may be insufficient to operate our business.

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

A breach of any of these covenants could result in a default under our senior term loan facility. If a default causes our debt repayment obligations to be accelerated, our assets may be insufficient to repay the amount due in full. If we are unable to repay or refinance those amounts, the collateral agent for our senior term loan facility could proceed against the assets pledged to secure these obligations, which include substantially all of our assets.

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

Under the terms of our strategic collaboration agreement with Intel, we have committed to use commercially reasonable efforts to deploy a mobile WiMAX based network once mobile WiMAX equipment is commercially available and satisfies certain technical performance criteria. While we have initiated field trials of mobile WiMAX jointly conducted with Intel and Motorola, we cannot assure you that commercial quantities of mobile WiMAX equipment that meets our requirements will become available on the schedule we expect, or at all, or that vendors will continue to develop and produce mobile WiMAX equipment in the long term. Other competing technologies, such as Long Term Evolution, or LTE, and Ultra Mobile Broadband, or UMB, may be developed that have advantages over mobile WiMAX, and operators of other networks based on those competing technologies may be able to deploy their networks at a lower cost and more quickly than the cost and speed with which we deploy our networks, which may allow those operators to compete more effectively. Additionally, if other network operators, such as Sprint Nextel in the U.S., do not continue to deploy mobile WiMAX, equipment manufacturers may be unwilling to invest the time, money and resources necessary to further develop infrastructure equipment and end user devices that meet our business needs. Furthermore, we are depending on wide scale deployments of mobile WiMAX networks to drive equipment volumes up and pricing down.

Additionally, mobile WiMAX may not perform as we expect, once deployed on a commercial basis, and therefore we may not be able to deliver the quality or types of service we expect. The process of switching our current markets from Expedience technology to mobile WiMAX may cost more or be more difficult to undertake than we expect. We also may discover unanticipated costs associated with deploying and maintaining our network or delivering services we must offer in order to remain competitive. These risks could reduce our subscriber growth, increase our costs of providing services or increase our churn. Churn is an industry term we use to measure the rate at which subscribers terminate service. We calculate this metric by dividing the number of subscribers who terminate their service in a given month by the average number of subscribers during that month, in each case excluding those who subscribe for and terminate our service within 30 days for any reason or in the first 90 days of service under certain circumstances.

If third parties fail to develop and deliver the equipment that we need for both our existing and future networks, we may be unable to execute our business strategy or operate our business.

We currently depend on third parties to develop and deliver complex systems, software and hardware products and components for our network in a timely manner, at a high level of quality. Motorola is our sole supplier of equipment and software for the Expedience system currently deployed in our pre-WiMAX network, which was developed by NextNet. The Expedience system consists of network components used by us and subscriber equipment used by our subscribers. To successfully execute our business strategy, Motorola must not only continue to produce the Expedience system, including the software and hardware components, and deliver it when needed by us, but must also continue to further upgrade and evolve the technology for our business to remain competitive until we fully deploy mobile WiMAX technologies. Any failure by Motorola to meet these needs may impair our ability to execute our business strategy and our ability to operate our business.

For our planned mobile WiMAX deployment, we are relying on third parties, including Motorola, to develop the network components and subscriber equipment necessary to build and operate our mobile WiMAX networks. As mobile WiMAX is a new and highly sophisticated technology, we cannot be certain that these third parties will be successful in their development efforts. The development process for mobile WiMAX network components and subscriber equipment may be lengthy, has been subject to some short term delays and may still encounter more significant delays. If these third parties are unable or unwilling to develop mobile WiMAX network components and subscriber equipment on a timely basis that perform according to our expectations, we may be unable to deploy mobile WiMAX on our networks when we expect, or at all. If we are unable to deploy mobile WiMAX in a timely manner, we may be unable to execute our business strategy and our prospects and results of operations would be harmed.

Many of our competitors are better established and have significantly greater resources than we have, which may make it difficult to attract and retain subscribers.

The market for broadband, voice and related services is highly competitive, and we compete with several other companies within each of our markets. Many of our competitors are well established with larger and better developed networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Our competitors may subsidize competing services with revenue from other sources and, thus, may offer their products and services at prices lower than ours. Our competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services. For example, a number of broadband providers recently offered significant price reductions on their services. We may not be able to reduce our prices or otherwise combine our services with other products or services to remain competitive with these offerings, which may make it more difficult to attract and retain subscribers.

Our competitors include:

•	cable operators offering high-speed Internet connectivity services and voice communications;

•	incumbent and competitive local exchange carriers providing DSL services over their existing wide, metropolitan and local area networks;

•	3G cellular, PCS and other wireless providers offering wireless broadband services and capabilities, including developments in existing cellular and PCS technology that may increase network speeds or have other advantages over our services, and the introduction of future technologies such as “Long Term Evolution” or LTE, which may enable these providers to offer services that are comparable or superior to ours;

•	Internet service providers offering dial-up Internet connectivity;

•	municipalities and other entities operating Wi-Fi networks, some of which are free or subsidized;

•	providers of VoIP and other telephony services;

•	wireless Internet service providers using licensed or unlicensed spectrum;

•	satellite and fixed wireless service providers offering or developing broadband Internet connectivity and VoIP telephony;

•	electric utilities and other providers offering or planning to offer broadband Internet connectivity over power lines; and

•	Resellers, mobile virtual network operators, or MVNOs, or wholesalers providing wireless Internet or other wireless services using infrastructure developed and operated by others.

We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. For example, Sprint Nextel has announced its intention to deploy a mobile WiMAX network, and we believe has begun a soft launch of its mobile WiMAX service in three markets. Sprint Nextel may have substantially greater resources available than we do, which may give them certain advantages over us. Sprint Nextel may deploy their network in some of the same markets in which we have deployed or plan to deploy our network. Sprint Nextel or other operators may deploy their network faster or more broadly than we do, thereby obtaining a time to market advantage over us. There can be no assurances that there will be sufficient customer demand for services offered over mobile WiMAX networks in the same markets to allow multiple operators, if any, to succeed. Additionally, AT&T and Verizon Wireless have announced plans to deploy LTE technology. This service may be viewed as having certain advantages over mobile WiMAX and may provide significant competition to WiMAX.

We and our independent public accountants have both identified material weaknesses and other significant deficiencies in our internal control over financial reporting during 2005 and 2006. As of December 31, 2007, we have remediated our material weaknesses and other significant deficiencies. If we fail to continue to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results in an accurate and timely manner could harm our business and adversely impact the trading price of our Class A common stock.

We produce our consolidated financial statements in accordance with the requirements of generally accepted accounting principles in the United States (“U.S. GAAP”). Effective internal controls are necessary to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business, brand and reputation with investors may be harmed. We have in the past discovered, and may in the future discover, areas of our internal control that need improvement.

We and our independent public accountants identified material weaknesses in our internal controls during 2005 and 2006. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As more fully discussed in Item 9A of this report, Control and Procedures, in 2007 we remediated our material weaknesses and significant deficiencies identified during 2005 and 2006. In addition, based on the work we performed during 2007 on our internal control over financial reporting, we have not identified any new material weaknesses as of December 31, 2007. If we do not continue to maintain the controls and procedures we have established, we could have additional weaknesses or deficiencies in the future.

We may experience difficulties in constructing, upgrading and maintaining our network, which could adversely affect customer satisfaction, increase subscriber churn and reduce our revenues.

Our success depends on developing and providing services that give subscribers a high quality experience. We expect to expend significant resources in constructing, maintaining and improving our network. Additionally, as the number of subscribers using our network increases, as the usage habits of our subscribers change and as we increase our service offerings, we may need to upgrade our network to maintain or improve the quality of our services. If we do not successfully maintain or implement upgrades to our network, the quality of our services may decline and the rate of our subscriber churn may increase.

We may experience quality deficiencies, cost overruns and delays with our construction, maintenance and upgrade projects, including the portions of those projects not within our control. The construction of our network requires permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such entities often limit the expansion of transmission towers and other construction necessary for our network. Failure to receive approvals in a timely fashion can delay new market deployments and upgrades in existing markets and raise the cost of completing construction projects. In addition, we typically are required to obtain rights from land, building and tower owners to install the antennas and other equipment that provide our service to our subscribers. We may not be able to obtain, on terms acceptable to us or at all, the rights necessary to construct our network and expand our services.

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

To offer our services using licensed spectrum both in the United States and internationally, we depend on our ability to acquire and maintain sufficient rights to use spectrum through ownership or long-term leases in each of the markets in which we operate or intend to operate. Obtaining the necessary amount of licensed spectrum in these markets can be a long and difficult process that can be costly and require a disproportionate amount of our resources. We may not be able to acquire, lease or maintain the spectrum necessary to execute our business strategy. In addition, we have in the past and may continue to spend significant resources to acquire spectrum in additional or existing markets, even if the amount of spectrum actually acquired in certain markets is not adequate to deploy our network on a commercial basis in all such markets.

Using licensed spectrum, whether owned or leased, poses additional risks to us, including:

•	inability to satisfy build-out or service deployment requirements upon which some of our spectrum licenses or leases are, or may be, conditioned;

•	adverse changes to regulations governing our spectrum rights;

•	inability to use a portion of the spectrum we have acquired or leased due to interference from licensed or unlicensed operators in our band or in adjacent bands;

•	refusal by the FCC or one or more foreign licensing authorities to recognize our acquisition or lease of spectrum licenses from others or our investments in other license holders;

•	inability to offer new services or to expand existing services to take advantage of new capabilities of our network resulting from advancements in technology due to regulations governing our spectrum rights;

•	inability to control leased spectrum due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders, or third parties;

•	failure of the FCC or other regulators to renew our spectrum licenses as they expire and our failure to obtain extensions or renewals of spectrum leases on acceptable terms before they expire;

•	failure to obtain extensions or renewals of spectrum leases, or an inability to renegotiate such leases, on terms acceptable to us before they expire;

•	potentially significant increases in spectrum prices, because of increased competition for the limited supply of licensed spectrum both in the United States and internationally; and

•	invalidation of our authorization to use all or a significant portion of our spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

We expect the FCC to make additional spectrum available from time to time, including 60 MHz of spectrum in the 700 MHz band. The FCC is currently conducting an auction for the 700 MHz band spectrum. Additionally, other companies hold spectrum rights that could be made available for lease or sale. The availability of additional spectrum in the marketplace could change the market value of spectrum rights generally and, as a result, may adversely affect the value of our spectrum assets.

Interruption or failure of our information technology and communications systems could impair our ability to provide our services, which could damage our reputation and harm our operating results.

We have experienced service interruptions in some markets in the past and may experience service interruptions or system failures in the future. Any service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues. If we experience frequent or persistent system or network failures, our reputation and brand could be permanently harmed. We may make significant capital expenditures in an effort to increase the reliability of our systems, but these capital expenditures may not achieve the results we expect.

Our services depend on the continuing operation of various information technology and communications systems, some of which are not within our control. Any damage to or failure of these systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our network is unreliable. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning may not be adequate. The occurrence of a natural disaster or unanticipated problems at our network centers could result in lengthy interruptions in our service and adversely affect our operating results.

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

We have entered, and may in the future enter, into strategic transactions, including strategic supply and service agreements and acquisitions of other assets and businesses. Any such transactions can be risky, may require a disproportionate amount of our management and financial resources and may create unforeseen operating difficulties or expenditures, including:

•	difficulties in integrating acquired technologies and operations into our business while maintaining uniform standards, controls, policies and procedures;

•	obligations imposed on us by counterparties in such transactions that limit our ability to obtain additional financing, our ability to compete in geographic areas or specific lines of business, or other aspects of our operational flexibility;

•	increasing cost and complexity of assuring the implementation and maintenance of adequate internal control and disclosure controls and procedures, and of obtaining the reports and attestations required under the Securities Exchange Act of 1934;

•	Increasing cost and complexity in the correct application of U.S. GAAP;

•	difficulties in consolidating and preparing our financial statements due to poor accounting records, weak financial controls and, in some cases, procedures at acquired entities not based on U.S. GAAP particularly those entities in which we lack control; and

•	inability to predict or anticipate market developments and capital commitments relating to the acquired company, business or technology.

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

The anticipated benefit of any of our strategic transactions may never materialize. Future investments, acquisitions or dispositions, or similar arrangements could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Any such transactions may require us to obtain additional equity or debt financing, which may not be available on favorable terms, or at all. We have experienced certain of these risks in connection with our acquisitions and investments in the past, and the occurrence of any of these risks in the future may have a material adverse effect on our business. Additionally, the uncertainty in the credit markets may adversely affect the value and liquidity of some of our short-term investments. For a more detailed discussion of this issue, see Note 5, Short-Term Investments, in the notes to our consolidated financial statements.

A number of our significant business arrangements are between us and parties that have an investment in or a fiduciary duty to our company, and the terms of those arrangements may not be beneficial to us.

We are party to a number of services, development, supply and licensing agreements with parties that have an ownership or fiduciary relationship with us, including agreements between us and Intel, Motorola, and Bell Canada. These relationships may create actual or potential conflicts of interest, and may cause the parties to these arrangements to make decisions or take actions that do not reflect our best interests.

Our commercial agreements with Motorola, Intel and Bell Canada were entered into concurrently with purchases of our shares of capital stock by each of these entities or their affiliates. None of these agreements restrict these parties from entering into similar arrangements with other parties. Neither Intel, Motorola or any of our other debt or equity security holders, nor any of their respective affiliates, are obligated to purchase equity from, or contribute or lend funds to, us or any of our subsidiaries or equity investees.

The industries in which we operate are continually evolving, which makes it difficult to evaluate our future prospects and increases the risk of your investment. Our products and services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.

The broadband services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions, evolving industry standards and changing regulatory requirements. Additionally, our planned deployment of mobile WiMAX depends on the development of network equipment and subscriber devices based on the mobile WiMAX standard. Although we have begun mobile WiMAX field trials which have yielded positive initial results, each of these development efforts faces a number of continuing technological and operational challenges. We believe that our success depends on our ability to anticipate and adapt to these and other challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on future technological development, such as:

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

As our services and those offered by our competitors develop, businesses and consumers, including our current subscribers, may not accept our services as an attractive alternative to other means of receiving wireless broadband services.

We rely on highly skilled executives and other personnel. If we cannot retain and motivate key personnel, we may be unable to implement our business strategy.

Our future success depends largely on the expertise and reputation of Mr. McCaw and the members of our senior management team, including Benjamin G. Wolff, Chief Executive Officer, Perry S. Satterlee, President and Chief Operating Officer, John Saw, our Chief Technology Officer, Scott Richardson, our Chief Strategy Officer, R. Gerard Salemme, our Executive Vice President for Strategy, Policy and External Affairs, and John A. Butler, our Chief Financial Officer. In addition, we intend to hire additional highly skilled individuals to staff our operations in the United States and internationally. Loss of any of our key personnel or the inability to recruit and retain qualified individuals for our domestic and international operations could adversely affect our ability to implement our business strategy and operate our business.

In addition, to successfully introduce our services in new markets and grow our business in existing domestic and international markets, we rely on the skills of our general managers in these markets. If we cannot hire, train and retain motivated and well-qualified individuals to serve as general managers in our markets, we may face difficulties in attracting, recruiting and retaining various sales and support personnel in those markets, which may lead to difficulties in growing our subscriber base.

Certain aspects of our VoIP telephony services differ from traditional telephone service, which may limit the attractiveness of our services.

We intend to continue to offer VoIP telephony as a value added service with our wireless broadband Internet service. Our VoIP telephony services differ from traditional phone service in several respects, including:

•	our subscribers may experience lower call quality than they experience with traditional wireline telephone companies, including static, echoes and transmission delays;

•	our subscribers may experience higher dropped-call rates than they experience with traditional wireline telephone companies;

•	a power loss or Internet access interruption may cause our service to be interrupted.

If our subscribers do not accept the differences between our VoIP telephony services and traditional telephone service, they may not adopt or keep our VoIP telephony services or our other services, or may choose to retain or return to service provided by traditional telephone companies.

Although we are compliant with the Federal Communication Commission’s (“FCC”) November 28, 2005 mandate that all interconnected VoIP providers transmit all 911 calls to the appropriate public safety answering point (“PSAP”), our VoIP emergency calling service is significantly more limited than the emergency calling services offered by traditional telephone companies. Our VoIP emergency calling service can transmit to a dispatcher at a PSAP only the location information that the subscriber has registered with us, which may at times be different from the actual location at the time of the call due to the portability of our services. As a result, if our subscribers fail to properly register or update their registered locations, our emergency calling systems may not assure that the appropriate PSAP is reached and may cause significant delays, or even failures, in callers’ receipt of emergency assistance. Our failure to develop or operate an adequate emergency calling service could subject us to substantial liabilities and may result in delays in subscriber adoption of our VoIP services or our other services, abandonment of our services by subscribers, and litigation costs, damage awards and negative publicity, any of which could harm our business, prospects, financial condition or results of operations.

Finally, potential changes by the FCC to current intercarrier compensation mechanisms could result in significant changes to our costs of providing VoIP telephony, thereby eliminating pricing benefits between VoIP telephony services and traditional telephone services and our potential profitability.

Our activities outside the United States operate in a competitive environment different than the environment within the United States. Any difficulties in managing these businesses could occupy a disproportionate amount of our management’s attention and disrupt our operations.

We operate or hold spectrum outside of the United States through our subsidiaries in Belgium, Ireland, Germany, Poland, Romania and Spain and through equity investees in Denmark and Mexico. We may elect to pursue additional opportunities in certain international markets through acquisitions and strategic alliances. Our activities outside the United States operate in different environments than we face in the United States, particularly with respect to competition. Due to these differences, our activities outside the United States may require a disproportionate amount of our management and financial resources, which could disrupt our operations and adversely affect our business elsewhere.

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

Competitors or other persons may have independently developed or patented technologies or processes that are substantially equivalent or superior to ours or that are necessary to permit us to deploy and operate our network, whether based on Expedience or mobile WiMAX technology, or to offer additional services, such as VoIP, or competitors may develop or patent such technologies or processes in the future. These persons may claim that our services and products infringe on these patents or other proprietary rights. For instance, certain third parties claim that they hold patents relating to certain aspects of mobile WiMAX and VoIP technology. These third parties may seek to enforce these patent rights against the operators of mobile WiMAX networks and VoIP telephony service providers, such as us. Defending against infringement claims, even meritless ones, would be time consuming, distracting and costly. If we are found to be infringing the proprietary rights of a third party, we could be enjoined from using such third party’s rights, may be required to pay substantial royalties and damages, and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all. Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of our services and could cause us to expend significant resources to develop or acquire non-infringing intellectual property.

If our data security measures are breached, subscribers may perceive our network and services as not secure.

Our network security and the authentication of our subscriber credentials are designed to protect unauthorized access to data on our network. Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against us, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome our network security and obtain access to data on our network, including on a device connected to our network. In addition, because we operate and control our network and our subscribers’ Internet connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by our subscribers. An actual or perceived breach of network security, regardless of our responsibility, could harm public perception of the effectiveness of our security measures, adversely affect our ability to attract and retain subscribers, expose us to significant liability and adversely affect our business prospects.

Our business depends on a strong brand, and if we do not maintain and enhance our brand, our ability to attract and retain subscribers may be impaired and our business and operating results adversely affected.

We believe that our brand is a critical part of our business. Maintaining and enhancing our brand may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and maintain the “Clearwire” brand, or if we incur significant expenses to promote the brand and are still unsuccessful in maintaining a strong brand, our business, prospects, operating results and financial condition may be adversely affected. We anticipate that maintaining and enhancing our brand will become increasingly important, difficult and expensive.

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

In addition, the FCC or other regulatory authorities may in the future restrict our ability to manage subscribers’ use of our network, thereby limiting our ability to prevent or manage subscribers’ excessive bandwidth demands. To maintain the quality of our network and user experience, we manage our network by limiting the bandwidth used by our subscribers’ applications, in part by restricting the types of applications that may be used over our network. These practices are set forth in our Acceptable Use Policy. Some providers and users of these applications have objected to this practice. If the FCC or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all subscribers. A decline in the quality of our services could harm our business, or even result in litigation from dissatisfied subscribers.

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

We are a “controlled company” within the meaning of the Nasdaq Marketplace Rules and, as a result, rely on exemptions from certain corporate governance requirements.

As of December 31, 2007, Mr. McCaw and Intel Capital Corporation, a wholly owned subsidiary of Intel Corporation, and their respective affiliates together beneficially own shares representing a majority voting power of our outstanding capital stock. Affiliates of Mr. McCaw and Intel Capital are parties to a voting agreement that effectively permits Mr. McCaw, through Eagle River Holdings, LLC, or ERH, to designate four of our directors and Intel Capital to designate two of our directors as long as Intel Capital and its affiliates hold at least 15% of our outstanding capital stock and one of our directors as long as Intel Capital and its affiliates hold at least 7.5% of our outstanding capital stock. Because of the voting agreement and their aggregate voting power, Mr. McCaw and Intel Capital share the ability to elect a majority of our directors.

As a result of the combined voting power of Mr. McCaw and Intel Capital and their voting agreement, we rely on exemptions from certain Nasdaq corporate governance standards. Under the Nasdaq Marketplace Rules, a company of which more than 50% of the voting power is held by a single person or a group of people is a “controlled company” and may elect not to comply with certain Nasdaq Global Select Market corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors and (3) the requirement that director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. Unless we choose to no longer rely on these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Global Select Market corporate governance requirements.

Mr. McCaw and Intel Capital are our largest stockholders, and as a result they can exert control over us and may have actual or potential interests that may diverge from yours.

As of December 31, 2007, Mr. McCaw and his affiliates own Class A common stock and Class B common stock representing approximately 48% of our combined voting power. Intel Capital and its affiliates own Class A common stock and Class B common stock representing approximately 30% of our combined voting power as of that date. By virtue of a voting agreement, Mr. McCaw, and Intel Capital, along with their respective affiliates, collectively own Class A common stock and Class B common stock representing approximately 78% of our combined voting power. Mr. McCaw and Intel Capital may have interests that diverge from those of other holders of our capital stock. As a result, ERH and Intel Capital may vote their shares of capital stock to cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our Class A common stock. Further, under the provisions of our fourth amended and restated certificate of incorporation, Mr. McCaw and Intel Capital, along with their respective affiliates, may, without causing conversion to Class A common stock, transfer their shares of Class B common stock to certain affiliated parties or to any unaffiliated party that provides a voting proxy over the transferred shares of Class B common stock. This would allow Mr. McCaw and Intel Capital, along with their respective affiliates, to retain the right to exercise the voting power attributed to any shares of Class B common stock which they sell or transfer so long as they have been granted a proxy associated with such shares. Moreover, subject to their fiduciary duty obligations, the directors appointed by Mr. McCaw, Intel Capital and Bell Canada, so long as they represent a majority of directors present at any meeting at which an action is taken, acting together could cause us to issue shares of Class B common stock or other classes of common or preferred stock to persons or in a manner that would further concentrate the voting control of or, in the case of preferred stock, that could convey economic preferences over, our Class A common stock.

Through his control of ERH, Mr. McCaw has the ability to exert significant influence over our management, affairs and all matters requiring stockholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and, subject to our agreements with Bell Canada and Intel Capital, the composition of our board of directors. Furthermore, in addition to Mr. McCaw, certain members of our management team are employed by, or have interests in, ERH, including Mr. Wolff, our Chief Executive Officer, who serves as President of ERH. Under the voting agreement between Intel Capital and ERH, each party has agreed to vote its shares in favor of four directors designated by ERH and for two directors designated by Intel Capital, for so long as Intel Capital holds at least 15% of our outstanding capital stock, and for one director designated by Intel Capital, for so long as Intel Capital holds at least 7.5% of our outstanding capital stock. Intel currently has the right to designate two directors, although it has only designated one director to our board at this time. ERH’s right to cause Intel to vote its shares in favor of four individuals designated by ERH is not subject to any minimum share ownership requirement. Under the voting agreement, ERH will retain these rights even if ERH no longer holds any shares of our capital stock. In addition, if all of ERH’s shares of our Class B common stock were to convert into Class A common stock and Intel Capital did not convert any of their shares of our Class B common stock to Class A common stock, Intel Capital would beneficially own shares of common stock representing approximately 50% of our voting power. As a result, Intel Capital would be able to exercise effective control over our company, subject to Intel Capital’s voting agreement with ERH.

Since our initial public offering in March 2007, the market price of our common stock has been and may continue to be volatile.

The trading price of our Class A common stock following the offering has been volatile and could be subject to further fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors, either alone or in comparison to analyst’s expectations;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	announcements by us regarding the entering into, or termination of, material transactions;

•	disruption to our operations or those of other companies critical to our network operations;

•	the emergence of new competitors or new technologies;

•	market perceptions relating to the deployment of mobile WiMAX Networks by other operators, including Sprint Nextel;

•	our ability to develop and market new and enhanced products on a timely basis;

•	seasonal or other variations in our subscriber base;

•	commencement of, or our involvement in, litigation;

•	availability of additional spectrum;

•	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt including upon the exercise of outstanding warrants and options;

•	changes in our board or management;

•	adoption of new or different accounting standards;

•	changes in governmental regulations or the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements regarding mobile WiMAX and other technical standards;

•	the availability or perceived availability of additional capital and market perceptions relating to our access to such capital;

•	general economic conditions and slow or negative growth of related markets.

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

ITEM 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2007 that remain unresolved.

ITEM 2.	Properties

Our executive offices are currently located in Kirkland, Washington, where we lease approximately 68,500 square feet of space. The lease will continue until 2013.

We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear. We believe that our current facilities have sufficient capacity to meet the projected needs of our business for the next twelve months.

The following table lists our significant properties and the inside square footage of those properties:

Approximate Size
City, State	(Square Feet)

Kirkland, WA (headquarters and administrative)	68,500
Milton, FL (call center)	40,000
Las Vegas, NV (call center)	30,000
Henderson, NV (administrative and warehouse space)	29,000
Vienna, Austria (shared service center)	4,500

We lease additional office space in many of our current and planned markets. We also lease approximately 85 retail stores and mall kiosks. Our retail stores, excluding mall kiosks, range in size from approximately 480 square feet to 1,500 square feet, with leases having terms typically from three to seven years. Internationally we have offices in Bucharest, Romania, Brussels, Belgium, Dublin, Ireland, Madrid, Spain and Warsaw, Poland.

ITEM 3.	Legal Proceedings

We are a party to various pending judicial and administrative proceedings. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result will not have a material adverse effect on our liquidity, financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Prices of Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “CLWR.” The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq Global Market:

	Fiscal Year 2007
	High	Low

Quarter Ended March 31, 2007 (beginning on March 8, 2007)	$24.62	$20.02
Quarter Ended June 30, 2007	$25.01	$16.44
Quarter Ended September 31, 2007	$33.30	$20.65
Quarter Ended December 31, 2007	$23.89	$12.17

The last reported sales price of our common stock on the Nasdaq Global Market on March 3, 2008 was $14.50.

As of March 3, 2008 there were 253 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividend Policy

Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future. The covenants in our senior term loan facility limit our ability to declare dividends.

Unregistered Securities Sold in 2007

All information regarding the sale of any unregistered securities in 2007 has been previously disclosed in the Company’s Form 10-Q Filings.

Performance Graph

The graph below compares the annual percentage change in the cumulative total return on the Company’s Common Stock with the Nasdaq Composite Index and the Nasdaq Telecom Index. The graph shows the value as of December 31, 2007, of $100 invested on March 8, 2007 in our common stock, the Nasdaq Composite Index and the Nasdaq Telecom Index.

Comparison of Cumulative Total Returns
Among Clearwire Corporation, Nasdaq Composite Index, and Nasdaq Telecom Index

	3/8/2007	3/30/2007	4/30/2007	5/31/2007	6/29/2007	7/31/2007	8/31/2007	9/28/2007	10/31/2007	11/30/2007	12/31/2007
Clearwire	$100.00	$83.14	$72.83	$79.20	$99.23	$115.88	$86.92	$99.27	$83.39	$63.24	$55.69
Nasdaq Composite Index	$100.00	$101.42	$105.75	$109.08	$109.03	$106.61	$108.74	$113.14	$119.74	$111.44	$111.08
Nasdaq Telecom Index	$100.00	$100.59	$103.85	$107.00	$110.46	$111.35	$116.72	$122.51	$126.01	$111.35	$108.68

ITEM 6.	Selected Financial Data

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2007 and 2006 and the consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 are derived from our audited financial statements and related notes that are included elsewhere in this report. The consolidated balance sheet data as of December 31, 2005, 2004 and 2003 and the consolidated statement of operations for the year ended December 31, 2004 and 2003 are derived from our audited financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

					27-Oct-03
	Year Ended December 31,				(Inception) to
	2007	2006	2005	2004	31-Dec-03
	(In thousands, except per share data)

Statement of Operations Data:
Total revenues(1)	151,440	100,181	33,454	15,278	25
Total operating expenses(2)	650,455	338,296	160,688	48,392	1,396
Operating Loss	(499,015)	(238,115)	(127,234)	(33,114)	(1,371)

Net loss	$(727,466)	$(284,203)	$(139,950)	$(33,042)	$(1,371)

Net loss per common share, basic and diluted	$(4.58)	$(2.93)	$(1.97)	$(0.90)	$(0.88)

Weighted average common shares outstanding, basic and diluted	158,737	97,085	71,075	36,791	1,555
Other Financial Data:
Capital expenditures(3)	$361,861	$191,747	$132,724	$12,815	$64

(1)	Increase in revenues is due primarily to the increase in our subscriber base as we have grown from approximately 62,000 wireless broadband Internet subscribers as of December 31, 2005 to approximately 394,000 as of December 31, 2007.

(2)	2007 and 2006 include the impact of SFAS No. 123(R) of $42.8 million and $14.2 million, respectively. 2007 includes the gain on sale of NextNet of $19.8 million. Employee expenses increased year over year as headcount has increased to approximately 1,990 employees at December 31, 2007 compared to approximately 1,240 employees at December 31, 2006 and approximately 620 at December 31, 2005.

(3)	Increase in capital expenditures is due to increased network build-out related to our expansion into new markets.

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Operating Data:
Network covered population:
United States(1)	13,550	8,551	3,788	480	—
International(2)	2,726	995	765	—	—
Network covered households:(3)
United States	5,420	3,447	1,515	192	—
International	1,095	409	326	—	—
Subscribers:(4)
United States	350	184	56	4	—
International	44	22	6	—	—

(1)	Represents our estimate of the number of natural persons resident in the geographic areas in which our wireless broadband service is commercially available. Our calculation of covered population in the United States is based on our estimate of covered households multiplied by 2.5 persons per household.

(2)	Represents our estimate of the number of natural persons resident in the geographic areas in which our wireless broadband service is commercially available for our consolidated subsidiaries only, and excludes data regarding our equity investees. Our calculation of covered population is based on estimates from the Economist Intelligence Unit database covered households multiplied by 2.3, 3.0 and 2.9 persons per household for Ghent and Brussels, Belgium, Dublin, Ireland, and Seville, Spain, respectively.

(3)	Represents our estimate of the number of single residence homes, apartments and condominium units in the geographic areas in which our wireless broadband service is commercially available. Our estimate is based on information extrapolated from 2000 U.S. census data and other market information.

(4)	Represents the number of individuals and business or governmental entities receiving wireless broadband connectivity through our network.

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	$1,032,396	$1,101,674	$125,648	$91,438	$2,721
Property, plant and equipment, net	572,329	302,798	145,584	13,126	892
Total assets	2,685,969	2,068,373	627,918	263,305	29,229
Long-term debt (net of discount of $0, $110,007, $50,385, $0 and $0)	1,234,375	644,438	209,961	—	—
Total stockholders’ equity	1,163,832	1,257,609	318,692	241,370	27,841

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the years ended December 31, 2007, 2006 and 2005 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this annual report on Form 10-K, particularly in the section entitled “Risk Factors.”

Forward-Looking Statements

Statements and information included in this Annual Report on Form 10-K by Clearwire Corporation (“Clearwire,” “we,” “us,” or “our”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements in this Annual Report on Form 10-K represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based or the success of our business.

When used in this report, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “evaluate,” “opinion,” “may,” “could,” “future,” “potential,” “probable,” “if,” “will” and similar expressions generally identify forward-looking statements.

Recent Developments and Overview

We build and operate wireless broadband networks that enable fast, simple, portable, reliable and affordable communications. Our networks cover entire communities, delivering a wireless high-speed Internet connection and enabling other services and features that create a new communications path into the home or office. We provide a portable broadband connection that delivers high speed Internet access and enables premium services, such as VoIP telephony, anytime and anywhere within our coverage area

Our pre-WiMAX network relies on network infrastructure equipment that is based on non-line-of-sight, or NLOS, Orthogonal Frequency Division Multiplexing, or OFDM, Expedience technologies, from Motorola, Inc. We intend to deploy networks based on the IEEE mobile Worldwide Interoperability of Microwave Access 802.16e-2005, or mobile WiMAX, standard in all new markets. As with our current pre-WiMAX network infrastructure equipment, we expect mobile WiMAX technology to support fixed, portable and mobile service offerings using a single network architecture. In addition, as mobile WiMAX is a standards-based technology, we anticipate manufacturers will offer a number of handheld communications and consumer electronic devices that will be enabled to communicate using our mobile WiMAX network, including notebook computers, ultramobile personal computers, or UMPCs, personal data assistants, or PDAs, gaming consoles, MP3 players, and other handheld devices. We expect to launch our first mobile WiMAX markets in the second half of 2008, provided the WiMAX technologies satisfactorily pass our ongoing field trials.

We launched our first broadband market in August 2004 and are growing rapidly in terms of the number of markets served, number of people covered by our network, and number of total subscribers. As of December 31, 2007 we offered our service for sale to an estimated 13.6 million people, or POPs, in the United States and to nearly 2.7 million POPs internationally in Ghent and Brussels, Belgium; Dublin, Ireland; and Seville, Spain.

We believe that our subscriber growth rates reflect robust customer demand for our services. We ended 2007 with approximately 394,000 total subscribers worldwide representing a 91.3% increase in subscribers or approximately 188,000 net new subscribers from the approximately 206,000 total subscribers we had as of December 31, 2006. Our subscriber base grew by 332,000 from the approximately 62,000 total subscribers we had as of December 31, 2005.

As of December 31, 2007, we had approximately 350,000 customers in the United States, representing an increase of 166,000 or 90.2% increase from the approximately 184,000 U.S. subscribers we had as of December 31, 2006. This also represents a 294,000 increase from the approximately 56,000 U.S. subscribers we had as of December 31, 2005.

Internationally, we ended 2007 with approximately 44,000 customers, representing a 22,000 or 100.0% increase from the approximately 22,000 subscribers we had as of December 31, 2006 and a 38,000 increase from the approximately 6,000 subscribers we had as of December 31, 2005.

We are investing heavily in building networks and growing our subscriber base. Our efforts also include offering premium services and applications in order to make our service more attractive, such as VoIP telephony and our recently introduced PC card. This expansion will require significant capital expenditures as well as increased sales and marketing expenses, and will likely be accompanied by significant operating losses over the next five years or more as we expand the area covered by our network and invest to build our brand and develop subscriber loyalty. We expect to launch additional markets in the United States during 2008. If introduced on the schedule we anticipate, these market launches would expand our covered population in the United States to approximately 20.0 to 22.0 million in 2008. We believe we may have 510,000 to 530,000 total subscribers in both our U.S. and international markets by the end of 2008.

We believe that we have the second largest spectrum position in the 2.5 GHz (2496-2690 MHz) band in the United States with a spectrum portfolio that as of December 31, 2007 includes approximately 15.1 billion MHz-POPs, an industry metric that represents the amount of spectrum in a given area, measured in Megahertz, multiplied by the estimated population of that area. In Europe, as of December 31, 2007, we held approximately 8.7 billion MHz-POPs of spectrum, predominantly in the 3.5 GHz band, in Belgium, Germany, Ireland, Poland, Romania and Spain. We plan to continue acquiring spectrum in markets that we believe are attractive for our service offerings. If demand increases for spectrum rights, our spectrum acquisition costs may increase, which may afford an advantage to competitors with greater capital resources.

We engineer our networks to optimize both the services that we offer and the number of subscribers to whom we can offer service. Consequently, we have not launched our services in a market using our current technology unless we control a minimum of six channels of spectrum that contain at least 5 MHz of spectrum each. However, we expect the spectral efficiency of technologies we deploy to continue to evolve, and as a result, we may decide to deploy our services in some markets with less spectrum. Alternatively, we could find that new technologies and subscriber usage patterns require us to have more spectrum available in our markets.

As a result of continued expansion and ongoing spectrum acquisitions, we expect to require significant additional capital, which we intend to raise through subsequent equity offerings, by increasing our debt, or a combination of the two. As of December 31, 2007, our total assets were $2.69 billion and our stockholders’ equity was $1.16 billion, which compares to total assets of $2.07 billion and stockholders’ equity of $1.26 billion at December 31, 2006. Our unrestricted cash and cash equivalents and unrestricted short-term and long-term investments were $1.03 billion and $1.10 billion at December 31, 2007 and 2006, respectively. As a consequence of the particularly turbulent financial markets of late, we cannot offer assurances that the necessary capital to achieve our current plan will be available on attractive terms or at all, and we plan to manage our use of capital by adjusting the rate at which we build our network, acquire spectrum and deploy our services.

As we have concentrated our financial and management resources on expanding the geographic footprint of our network and the availability of our services, we have incurred net losses of $727.5 million, $284.2 million and $140.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On May 29, 2007, we closed an agreement with BellSouth Corporation to acquire for an aggregate price of $300.0 million all interests in SFT Spectrum, LLC and BWC Spectrum, LLC, which collectively held all of AT&T Inc.’s leases and licenses for 2.5 GHz spectrum. These entities were wholly-owned subsidiaries of BellSouth Corporation, which is wholly-owned by AT&T, Inc. as a result of a merger that closed in December 2006. Based on the terms of the agreement, the acquisition was treated as a purchase of assets under Emerging Issues Task Force (“EITF”) Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. We finalized the allocation estimates during the third quarter of 2007 and recorded $196.8 million as purchased spectrum rights and $103.2 million as leased spectrum based on the fair values of the owned and leased spectrum.

In an effort to simplify our capital structure, access incremental borrowing availability, and extend our debt maturities, on July 3, 2007, we entered into a senior term loan facility providing for loans of up to $1.0 billion. We borrowed $379.3 million under the senior term loan facility on the date of closing and repaid obligations under the $125.0 million term loan, including fees and costs attributable to the senior term loan facility. On August 15, 2007, we borrowed the remaining amount of approximately $620.7 million under the senior term loan facility, and fully retired our senior secured notes, originally due 2010, for a price of 102.5% of the aggregate principal amount outstanding of approximately $620.7 million plus accrued and unpaid interest to the date of redemption and the remaining portion of the interest escrow. The $1.0 billion senior secured term loan facility provides for quarterly amortization payments aggregating an annual amount equal to 1.00% of the original principal amount of the term loans prior to the maturity date, with the remaining balance due on July 3, 2012. In general, borrowings under the new senior term loan facility bear interest based, at our option, at either the Eurodollar rate or an alternate base rate, in each case plus a margin. The rate of interest for borrowings under the new senior term loan facility is the Eurodollar rate plus 6.00% or the alternate base rate plus 5.00%, with interest payable quarterly with respect to alternate base rate loans, and with respect to Eurodollar loans, interest is payable in arrears at the end of each applicable period, but at least every three months. In connection with the repayment of the $125.0 million term loan and the retirement of the $620.7 million senior secured notes due 2010, we recorded a $159.2 million loss on extinguishment of debt, which was primarily due to the write-off of the unamortized portion of the proceeds allocated to the warrants originally issued in connection with the senior secured notes and the related deferred financing costs. In connection with the $1.0 billion senior term loan facility, we recorded a deferred financing cost of $27.7 million which is being amortized over the five year term of the loan.

On November 2, 2007, we entered into an Amendment to provide us with an additional $250.0 million in term loans under our senior term loan facility. We recorded a deferred financing cost of $2.5 million related to this additional funding, which is being amortized over the remaining term of the loan. This additional funding, which closed on the same date, increases the size of our senior secured term loan facility to $1.25 billion. We will use the proceeds to further support our expansion plans and for general corporate purposes. The material terms of the incremental term loans are the same as the terms of the loans under the original senior term loan facility.

In an effort to reduce interest expense on our senior term loan facility, in January 2008, we entered into two interest rate swaps to hedge our forward three-month LIBOR indexed variable interest payments. The first swap was entered on January 4, 2008, effective March 5, 2008, to pay a fixed rate of 3.6225% and to receive the three-month LIBOR on a notional value of $300.0 million for three years. The second swap was entered on January 7, 2008, effective March 5, 2008, to pay a fixed rate of 3.5% and to receive the three-month LIBOR on a notional value of

$300.0 million for two years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), its amendments and related guidance, we will treat the interest rate swaps as “cash-flow hedges” and will record the fair value of the swaps at the end of each calendar quarter, beginning March 31, 2008.

At December 31, 2007, we held available for sale short-term and long-term investments with a fair value of a total of $155.6 million and a cost of $162.9 million, of which investments with a fair value of $88.6 million and a cost of $95.9 million were in auction rate securities and an investment with a fair value of $7.5 million and a cost of $7.5 million was in commercial paper issued by a structured investment vehicle for which an insolvency event has been declared. We recorded an other-than-temporary impairment loss on this investment of $2.5 million during 2007.

Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 30 or 90 days through an auction process. Beginning in August 2007, the auctions failed to attract buyers and sell orders could not be filled. Current market conditions do not allow us to estimate when the auctions will resume. While we continue to earn interest on these investments at the maximum contractual rate, until the auctions resume, the investments are not liquid and we may not have access to these funds until a future auction on these investments is successful. At December 31, 2007, the estimated fair value of these auction rate securities no longer approximates cost and we recorded other-than-temporary impairment losses and realized losses on our auction rate securities of $32.3 million for the year ended December 31, 2007. For certain other auction rate securities, we recorded an unrealized loss of $7.3 million in other comprehensive income reflecting the decline in the estimated fair value of these securities. We consider these declines in fair value to be temporary given our consideration of the collateral underlying these securities and our conclusion that the declines are related to changes in interest rates rather than any credit concerns related to the underlying assets. Additionally, we believe we have the intent and ability to hold the investments until maturity or for a period of time sufficient to allow for any anticipated recovery in market value.

Business Segments

The Company complies with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. The Company defines the chief operating decision makers as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. As our business continues to mature, the Company assesses how it views and operates the business. As a result, in the fourth quarter of 2007 the Company was organized into two reportable business segments: the United States and the International business. See Note 16, Business Segments, for further discussion.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to investments, long-lived assets, goodwill and intangible assets, including spectrum, share-based compensation, and deferred tax asset valuation allowance.

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

In consultation with our board of directors, we have identified the following accounting policies that we believe are key to an understanding of our financial statements: revenue recognition; impairments of long-lived assets; impairments of goodwill and intangible assets with indefinite useful lives; share-based compensation; valuation of common stock; accounting for spectrum licenses and leases; the deferred tax asset valuation allowance and investments.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, when all of the following conditions exist: (i) persuasive evidence of an arrangement exists in the form of an accepted purchase order; (ii) delivery has occurred, based on shipping terms, or services have been rendered; (iii) the price to the buyer is fixed or determinable, as documented on the accepted purchase order; and (iv) collectibility is reasonably assured.

We primarily earn service revenue by providing access to our wireless broadband network. Also included in service revenue are revenue from optional services, including VoIP service, personal and business email and static Internet Protocol. Activation fees are charged to customers when initiating a service subscription.

We apply EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, to account for revenue arrangements with activation and service components. These arrangements are allocated among the separate units of accounting based on the relative fair values if the deliverables in the arrangement meet certain criteria.

Service revenue from customers for the wireless broadband and optional services are billed in advance and recognized ratably over the service period. Activation fees charged to the customer are deferred and recognized as service revenue on a straight-line basis over the expected life of the customer relationship, which we have estimated to be 3.5 years. This expected life was determined based on our assessment of industry averages and our assessment of data on the duration of a customer life and average monthly churn.

Revenue associated with the shipment of CPE and other equipment to our customers is recognized when title and risk of loss transfers to the customer. Generally, the risks of ownership and title pass when product is delivered to our customer. Shipping and handling costs billed to customers are recorded to service revenue.

Prior to our sale of NextNet in August 2006, we primarily earned equipment revenue from sales to third party network providers of base stations, CPE, related infrastructure, system services and software maintenance contracts.

With the NextNet arrangements that included multiple elements including software, such as the sale of a base station with a software maintenance contract, we applied the accounting guidance in accordance with Statement of Position, or SOP, No. 97-2, Software Revenue Recognition. Revenue was allocated to each element of the transaction based upon its fair value as determined by vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement was based upon the normal pricing and discounting practices for those products and services when sold separately.

Revenue was deferred for any undelivered elements and revenue was recognized when the product was delivered or over the period in which the service is performed. If we could not objectively determine the fair value of any undelivered element included in the bundled product and software maintenance arrangements, revenue was deferred until all elements were delivered and services had been performed, or until fair value could be objectively determined for any remaining undelivered elements. If the fair value of a delivered element had not been established, we would use the residual method to record revenue if the fair value of all undelivered elements was determinable. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was allocated to the delivered elements and was recognized as revenue.

Fees for software maintenance services were typically billed annually in advance of performance of the services with provisions for subsequent annual renewals. We deferred the related revenues and recognized them ratably over the respective maintenance terms, which typically were one to two years.

Impairments of Long-lived Assets

We review our long-lived assets to be held and used, including property, plant and equipment and intangible assets with definite useful lives, for recoverability whenever an event or change in circumstances indicates that the carrying amount of such long-lived asset or group of long-lived assets may not be recoverable. Such circumstances include, but are not limited to the following:

•	a significant decrease in the market price of the asset;

•	a significant change in the extent or manner in which the asset is being used;

•	a significant change in the business climate that could affect the value of the asset;

•	a current period loss combined with projections of continuing losses associated with use of the asset;

•	a significant change in our business or technology strategy, such as a switch to mobile WiMAX wireless broadband network;

•	a significant change in our management’s views of growth rates for our business; and

•	a significant change in the anticipated future economic and regulatory conditions and expected technological availability.

We frequently evaluate whether such events and circumstances have occurred. As our losses to date are a direct result of expanding our business to support our growth, we have not considered our losses to date as an event that indicates that the carrying amount of our long-lived assets may not be recoverable. In addition, there have been no other impairment indicators for any of our asset groups. When such events or circumstances exist, we would determine the recoverability of the asset’s carrying value by estimating the undiscounted future net cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use of the asset. For purposes of recognition and measurement, we group our long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities.

If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value.

Changes in technology used in our business, such as a transition to mobile WiMAX, may result in an impairment in the value or a change in the estimated useful life of our Expedience network equipment already placed in service. If and when such a change occurs, we may be required to record an impairment charge to reduce the carrying amount of equipment in service to its fair value, and/or to accelerate the useful life of the respective equipment. This may result in an increase in periodic depreciation expense over the remaining useful life of the equipment, or, in appropriate instances, a write off of a portion or the entire net book value of the equipment.

Impairments of Goodwill and Intangible Assets with Indefinite Useful Lives

We assess the impairment of goodwill and intangible assets with indefinite useful lives at least annually, or whenever an event or change in circumstances indicates that the carrying value of such asset or group of assets may not be recoverable. Factors we consider important, any of which could trigger an impairment review, include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

Our owned spectrum licenses in the United States, Belgium and Ireland have indefinite useful lives, and were evaluated for impairment testing purposes as a single unit of accounting for each country, in accordance with EITF Issue No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.

We complete a two-step process to determine the amount of goodwill impairment. The first step involves comparison of the fair value of the reporting unit to its carrying value to determine if any impairment exists. If the fair value of the reporting unit is less than the carrying value, goodwill is considered to be impaired and the second step is performed. The second step involves comparison of the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating fair value to the various assets and liabilities within the reporting unit in the same manner goodwill is recognized in a business combination. In calculating an impairment charge, the fair value of the impaired reporting units are estimated using a discounted cash flow valuation methodology or by reference to recent comparable transactions. In making our assessment, we rely on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and judgment in applying these factors to our goodwill impairment test. We performed our annual impairment tests of goodwill as of October 1, 2007, and concluded that there was no impairment of our goodwill.

Our intangible assets with indefinite useful lives in the United States and Internationally consist mainly of our spectrum licenses originally issued by the FCC, trade names and trademarks. The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The fair value is determined by estimating the discounted future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of, the asset. We performed our annual impairment test of indefinite lived intangible assets for each country of operation as of October 1, 2007, and concluded that there was no impairment of these intangible assets.

Share-Based Compensation

We account for our share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values. We recognize compensation costs, net of a forfeiture rate, for those shares expected to vest on a graded vesting schedule over the requisite service period of the award, which is generally the option vesting term of four years. We recognized $42.8 million, $14.2 million, and $2.5 million of stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $88.6 million of total unrecognized stock-based compensation cost, the majority of which will be recognized over approximately the next 2 years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

We issue incentive awards to our employees through stock-based compensation consisting of stock options and restricted stock units, or RSUs. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of our common stock on the date of grant. In determining the fair value of stock options, we use the Black-Scholes valuation model, or BSM, to estimate the fair value of stock options which requires complex and judgmental assumptions including estimated stock price volatility, employee exercise patterns (expected life of the option) and future forfeitures. The computation of expected volatility is based on an average historical volatility from common shares of a group of our peers as well as our own historical volatility. The expected life of options granted is based on the simplified calculation of expected life, described in SAB No. 107, Share-Based Payment, due to lack of option exercise history. If any of the assumptions used in the BSM change significantly, share-based compensation expense may differ materially for future grants as compared to the current period. See Note 13, Share-Based Payments, of our consolidated financial statements for additional information.

SFAS No. 123(R) also requires that we recognize compensation expense for only the portion of stock options or RSUs that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

Valuation of Common Stock

Prior to our initial public offering, members of our management possessing the requisite valuation experience estimated the fair value of our capital stock in connection with our stock option grants, stock awards, and other equity based compensation arrangements. We did not obtain contemporaneous valuations prepared by an unrelated valuation specialist at the time of each stock option issuance because we believe our management possessed the requisite valuation expertise to prepare a reasonable estimate of the fair value of the interests at the time of each issuance since inception.

The determination of the fair value of our common stock prior to our initial public offering required management to make judgments that were complex and inherently subjective. Management used the market approach to estimate the value of our enterprise at each date options were granted and at each reporting date. Under the market approach, a transaction-based method was used to estimate the value of our enterprise based on transactions involving capital stock with unrelated investors and other third parties. This approach assumes that such transactions constitute the best evidence as to the fair value of our common stock.

Sales of our capital stock for cash during the years ended December 31, 2007, 2006 and 2005 were as follows:

	Number of Shares		Price per Share	Gross Proceeds

March 2005	9,957,837		$12.00	$119,494,048
June 2005	1,666,666	(1)	$12.00	20,000,000
August/October 2006	58,602,978	(2)	$18.00	1,054,853,604
March 2007	24,000,000		$25.00	600,000,000

Total	94,227,481			$1,794,347,652

(1)	Of this amount, 1,273,593 shares were sold to a related party.

(2)	Of this amount, 4,655,706 shares were sold to a related party.

Additionally, we used the best information available to corroborate our determination, including events affecting the fair value of our common stock during the year, such as:

•	the implementation of our business strategy, including the achievement of significant qualitative and quantitative milestones relating to, among others things, the number of markets launched, subscriber growth, revenue growth, spectrum licenses acquired or leased, employee growth and the execution of strategic transactions;

•	the exercise price of warrants for the purchase of our common stock issued to both related parties and third parties;

•	the terms of cash sale transactions for the purchase of our common stock by related parties; and

•	the terms of non-cash transactions in which related parties received our common stock as consideration.

In evaluating each of these events, we assumed that such transactions provided additional corroborating evidence as to the fair value of our capital stock. For those transactions involving related parties, the facts and circumstances present were reviewed to evaluate whether the terms of these agreements differed materially from those that would have existed in an arms-length transaction with an unrelated party. This evaluation was performed by comparing those related party transactions to similar transactions with unrelated parties.

We further corroborated the estimate of fair value by calculating the enterprise value using the income approach at various points throughout the year. The income approach applies an appropriate discount rate to an estimate of the future cash flows based on our forecasts of revenues, costs and capital expenditures. Given that we are an early stage company, forecasting these cash inflows and outflows required us to make judgments that were substantially more complex and inherently more subjective than those that would be required in a mature business.

As such, we determined that the market approach was a more accurate method of estimating fair value and relied on the income approach for corroboration only.

Accounting for Spectrum Licenses and Leases

We have two types of arrangements for spectrum licenses in the United States: direct licenses from the FCC which we own and leases or subleases from third parties that own or lease one or more FCC licenses.

The owned FCC licenses in the United States and internationally are accounted for as intangible assets with indefinite lives in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, intangible assets with indefinite useful lives are not amortized but must be assessed for impairment annually or more frequently if an event indicates that the asset might be impaired. We performed our annual impairment test of indefinite lived intangible assets as of October 1, 2007 and concluded that there was no impairment of these intangible assets. For leases involving significant up-front payments, we account for such payments as prepaid spectrum license fees.

We account for the spectrum lease arrangements as executory contracts which are similar to operating leases. For leases containing scheduled rent escalation clauses we record minimum rental payments on a straight-line basis over the terms of the leases, including the renewal periods as appropriate.

Deferred Tax Asset Valuation Allowance

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In accordance with SFAS No. 109, Accounting for Income Taxes, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including our limited operating history, scheduled reversals of deferred tax liabilities, projected future taxable income/loss, tax planning strategies and recent financial performance. We have recorded a valuation allowance for net deferred tax assets, which was approximately $441.4 million and $170.8 million as of December 31, 2007 and 2006, respectively.

Investments

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SAB No. 59, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. We classify marketable debt and equity securities that are available for current operations as short-term available-for-sale investments, and are stated at fair value. Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income (loss). Losses are recognized when a decline in fair value is determined to be other-than-temporary. Realized gains and losses are determined on the basis of the specific identification method. We review our short-term and long-term investments on an ongoing basis for indicators of other-than-temporary impairment, and this determination requires significant judgment.

We have an investment portfolio comprised of marketable debt and equity securities including commercial paper, corporate bonds, municipal bonds, auction rate securities and other securities. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than our cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, the investment is valued at the current estimated fair value and a realized loss equal to the decline is reflected in the consolidated statement of operations.

In determining fair value, we use quoted prices in active markets where such prices are available, or we use models to estimate fair value using various methods including the market, income and cost approaches. For investments where we use models to estimate fair value in the absence of quoted market prices, we often utilize certain assumptions that market participants would use in pricing the investment, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs are readily observable, market corroborated, or unobservable Company inputs.

We estimated the fair value of securities without quoted market prices using internally generated pricing models that require various inputs and assumptions. We believe that our pricing models, inputs and assumptions are what market participants would use in pricing the securities. We maximize the use of observable inputs to the pricing models where quoted market prices from securities and derivatives exchanges are available and reliable. We typically receive external valuation information for U.S. Treasuries, other U.S. Government and Agency securities, as well as certain corporate debt securities, money market funds and certificates of deposit. We also use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own assumptions about the assumptions that market participants would use in pricing the security. Our internally generated pricing models may include our own data and require us to use our judgment in interpreting relevant market data, matters of uncertainty and matters that are inherently subjective in nature. We use many factors that are necessary to estimate market values, including, interest rates, market risks, market spreads, and timing of cash flows, market liquidity, and review of underlying collateral and principal, interest and dividend payments. The use of different judgments and assumptions could result in different presentations of pricing and security prices could change significantly based on market conditions.

Results of Operations

The following table sets forth certain operating data for the periods presented (in thousands except per share data).

	Year Ended December 31,
	2007	2006	2005

REVENUES:
Service	$151,440	$67,598	$8,451
Equipment and other (includes related party sales of $0, $15,546, and $9,728)	—	32,583	25,003

Total revenues	151,440	100,181	33,454
OPERATING EXPENSES:
Cost of goods and services (exclusive of a portion of depreciation and amortization shown separately below):
Cost of service (includes related party costs of $2,877, $606 and $0)	107,281	50,438	13,086
Cost of equipment (includes related party costs of $0, $8,914 and $1,843)	—	19,674	10,483
Selling, general and administrative expense	360,666	214,669	106,211
Research and development	1,397	8,890	9,639
Depreciation and amortization	84,694	40,902	11,913
Spectrum lease expense	96,417	23,516	9,356
Gain on sale of NextNet	—	(19,793)	—

Total operating expenses	650,455	338,296	160,688

OPERATING LOSS	(499,015)	(238,115)	(127,234)
OTHER INCOME (EXPENSE):
Interest income	65,736	30,429	6,605
Interest expense	(96,279)	(72,280)	(14,623)
Foreign currency gains, net	363	235	20
Loss on extinguishment of debt	(159,193)	—	—
Other-than-temporary impairment loss and realized loss on investments	(35,020)	—	—
Other income (expense), net	1,801	2,150	300

Total other expense, net	(222,592)	(39,466)	(7,698)

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(721,607)	(277,581)	(134,932)
Income tax provision	(5,427)	(2,981)	(1,459)

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(727,034)	(280,562)	(136,391)
Minority interest in net loss of consolidated subsidiaries	4,244	1,503	387
Losses from equity investees	(4,676)	(5,144)	(3,946)

NET LOSS	$(727,466)	$(284,203)	$(139,950)

Net loss per common share, basic and diluted	$(4.58)	$(2.93)	$(1.97)

Weighted average common shares outstanding, basic and diluted	158,737	97,085	71,075

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

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

Total revenue increased $51.2 million to $151.4 million in 2007 from $100.2 million in 2006. This includes an $83.8 million increase in service revenue as we increased our subscriber base, offset partially by a decrease in equipment revenue of $32.6 million from our NextNet operations due to the sale of NextNet in August 2006.

Service revenues were $151.4 million in the year ended December 31, 2007 compared to $67.6 million in the year ended December 31, 2006. As of December 31, 2007, we operated in 46 U.S. markets and four international markets covering a geographic area containing approximately 16.3 million people. This is compared to 34 U.S. and two international markets covering approximately 9.6 million people as of December 31, 2006. Total subscribers in all markets grew from approximately 206,000 as of December 31, 2006 to approximately 394,000 as of December 31, 2007, primarily due to continued subscriber growth in existing markets and the additional markets launched during 2007. We expect service revenues to increase in 2008 as we expect our subscribers to increase to approximately 510,000 to 530,000.

Revenue in the U.S. represented 81.2% and international represented 18.8% of total revenue in 2007 compared to 83.3% and 16.7% in 2006, respectively. This increase was due primarily to the increase in subscribers internationally which grew 102.5% over the prior year compared to an 89.9% increase in U.S. subscribers.

Equipment and other revenue in the year ended December 31, 2007 decreased from the year ended December 31, 2006 due to the sale of NextNet in August 2006.

Cost of goods and services.  Service costs primarily include costs associated with tower rents, direct Internet access costs and back haul costs, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence (“POP”). Our cost of equipment consists of costs incurred for equipment manufactured by NextNet through August 2006.

There were no costs related to equipment in the year ended December 31, 2007 due to the sale of NextNet in August 2006.

Total cost of goods and services increased $37.2 million to $107.3 million in 2007 from $70.1 million in 2006. Cost of services were $107.3 million in the year ended December 31, 2007 compared to $50.4 million in the year ended December 31, 2006. These increases were primarily due to an increase in the number of sites on-air, direct internet access and related back haul costs, as the number of on-air sites increased to approximately 2,360 at December 31, 2007 compared to approximately 1,310 at December 31, 2006. In both 2007 and 2006, in anticipation of build-out and future market launches, we also had tower lease expenses for markets under construction.

As a percentage of service revenue, cost of service decreased to 70.8% in the year ended December 31, 2007 from 74.6% in the year ended December 31, 2006, primarily as a result of our costs of services rising at a slower rate as compared to our revenues generated from our increased subscriber base. While our cost of service will increase as we continue to expand our network, we anticipate that cost of service as a percent of revenue will fluctuate due to new market launches and growth in subscribers. Based on the Company’s current circumstances, most of our 2008 new market launches are scheduled for late in the year. As a consequence we expect steady improvement in cost of service as a percentage of revenue during the first part of the year, with some reduction late in the year as new market launches occur.

U.S. cost of goods and services represented approximately 88.1% and international represented approximately 11.9% of total cost of goods and services in 2007 compared to approximately 87.2% and approximately 12.8% in 2006, respectively. This increase in U.S. costs of goods and services as a percent of total cost of goods and services is due primarily to increase lease and site costs related to an increased number of sites being built out in the U.S. as compared to international.

Selling, general and administrative expense.  Selling, general and administrative expense primarily includes: salaries and benefits, sales commissions, travel expenses and related facilities costs for the following personnel: sales, marketing, network deployment, executive, finance, information technology, human resource and legal. It also includes costs associated with advertising, trade shows, public relations, promotions and other market development programs and third-party professional service fees.

Selling, general and administrative expense was $360.7 million for the year ended December 31, 2007 as compared to $214.7 million in the year ended December 31, 2006. The increase of $146.0 million was due primarily to a $98.6 million increase in employee compensation and related costs, including facilities costs, resulting from higher employee headcount of approximately 1,990 employees at December 31, 2007 compared to approximately 1,240 employees at December 31, 2006. These additional employees were hired as a result of bringing customer care in-house, new market deployments, and to support the overall growth of our business. In addition for the year ended December 31, 2007 as compared to the year ended December 31, 2006, there was a $13.1 million increase in professional fees, due to expenses for business development projects and compliance efforts with Sarbanes Oxley; a $10.8 million increase in advertising expenses related to the expansion of our business and new market launches; an $8.9 million increase in third party commissions as we sold more services through third party providers; and an increase of $5.1 million associated with bad debt and collection fees and bank fees. The remaining increase of $9.5 million resulted from increases in other miscellaneous expenses primarily arising out of growth in our business.

As a result of expense controls, slower growth in headcount and fewer planned market launches in 2008, we expect that our selling, general, and administrative expenses will begin to flatten over the course of the year. We expect that any increases will primarily be related to marketing expenses necessary to support our growth and our efforts to build brand awareness through advertising and promotional activities, and our network expansion.

Research and development.  Research and development expenses consist of salaries and related benefits for our development personnel. Research and development expense was $1.4 million and $8.9 million for the years ended December 31, 2007 and 2006, respectively. This decrease was due to prior period expenses related to NextNet product research that were not recurring in 2007 due to the sale of NextNet in August 2006. Research and development expenses may increase in 2008 as a result of system and technical development efforts related to implementation of mobile WiMAX.

Depreciation and amortization.  Depreciation and amortization expense increased to $84.7 million for the year ended December 31, 2007 from $40.9 million for the year ended December 31, 2006. This increase was primarily due to the additional network build-out and the cost of CPE related to our expansion into new markets and associated subscriber growth. Capital expenditures for depreciable property, plant and equipment increased to $361.9 million for the year ended December 31, 2007 from $191.7 million for the year ended December 31, 2006. The majority of these expenditures relate to the construction of our network and purchases of base station equipment.

Spectrum lease expense.  Spectrum lease expense increased by $72.9 million to $96.4 million for the year ended December 31, 2007 from $23.5 million for the year ended December 31, 2006. Total spectrum lease expense increased as a direct result of a significant increase in the number of spectrum leased held by us, including the additional spectrum from the BellSouth transaction, as well as an increase in the cost of new spectrum leases. As certain of our leases include escalation clauses, we are required to record expense on a straight-line basis over the term of these leases, including renewal periods where appropriate, which in combination with the significant lease obligation paid up front results in significant non-cash lease expenses. We expect spectrum lease expense to continue to increase.

Gain on sale of NextNet.  In August 2006 we sold our NextNet operations and recorded a gain on sale of $19.8 million.

Interest income.  We recognized $65.7 million of interest income for the year ended December 31, 2007 compared to $30.4 million for the year ended December 31, 2006. This increase of $35.3 million was primarily due to the higher balances of short-term and long-term investments held during 2007 compared to 2006.

Interest expense.  We incurred $96.3 million of interest expense in year ended December 31, 2007 compared to $72.3 million for the year ended December 31, 2006. This increase in interest expenses was primarily due to an increase in debt, as debt increased by $611.2 million to $1.26 billion at December 31, 2007 from $645.7 million at

December 31, 2006. We recorded amortization of original issuance discount of $14.0 million for the year ended December 31, 2007 compared to $15.8 million for the year ended December 31, 2006. We recorded amortization of deferred financing costs related to our secured notes and senior term loan facility of $6.7 million for the year ended December 31, 2007 compared to $3.9 million for the year ended December 31, 2006. These amounts were partially offset by capitalized interest of $29.0 million for year ended December 31, 2007 compared to $16.6 million for the year ended December 31, 2006.

Loss on extinguishment of debt.  In connection with the retirement of the $620.7 million senior secured notes due 2010 and the repayment of the $125.0 million term loan, we recorded a $159.2 million loss on extinguishment of debt, which was primarily due to the write-off of the unamortized portion of the proceeds allocated to the warrants originally issued in connection with the senior secured notes and the related deferred financing costs.

Other-than-temporary impairment loss and realized loss on investments  The increase in the other-than-temporary impairment loss and realized loss on investment securities of $35.0 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006, is primarily due to the recognition of a decline in value of investment securities which we determined to be other than temporary. At December 31, 2007, we held available for sale short-term and long-term investments with a fair value of $155.6 million and a cost of $162.9 million.

Included in our investments were auction rate securities with a fair value of $88.6 million and a cost of $95.9 million. Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 30 or 90 days through an auction process. The auction rate securities are classified as available for sale and are recorded at fair value. At December 31, 2007, the estimated fair value of these auction rate securities no longer approximates cost and we recorded other-than-temporary impairment losses and realized losses on our auction rate securities of $32.3 million for the year ended December 31, 2007. For certain other auction rate securities, we recorded an unrealized loss of $7.3 million in other comprehensive income reflecting the decline in the estimated fair value of these securities. We consider these declines in fair value to be temporary given our consideration of the collateral underlying these securities and our conclusion that the declines are related to changes in interest rates rather than any credit concerns related to the underlying assets. Additionally, we have the intent and ability to hold the investments until maturity or for a period of time sufficient to allow for any anticipated recovery in market value.

The Company’s investments in auction rate securities represent interests in collateralized debt obligations supported by preferred equity securities of small to medium sized insurance companies and financial institutions and asset backed capital commitment securities supported by high grade, short term commercial paper and a put option from a monoline insurance company. These auction rate securities were rated AAA/Aaa or AA/Aa by Standard & Poors and Moody’s rating services at the time of purchase and their ratings have not changed as of December 31, 2007. With regards to the asset backed capital commitment securities, both rating agencies have placed the issuers’ ratings under review for possible downgrade.

In addition to the above mentioned securities, we hold one commercial paper security issued by a structured investment vehicle that was placed in receivership in September 2007 for which an insolvency event was declared by the receiver in October 2007. The Issuer invests in residential and commercial mortgages and other structured credits. Some of the assets consist of sub-prime mortgages. At December 31, 2007, the estimated fair value of this security was $7.5 million based on prices provided from our internally generated pricing models and our evaluation of the value of the underlying collateral and our position in the structured investment vehicle. During 2007 we had realized other-than-temporary impairment losses of $2.5 million related to this commercial paper security. A restructuring plan for this security is expected by mid 2008.

As issuers and counterparties to the Company’s investments announce financial results in the coming quarters, it is possible that the Company may record additional losses and realize losses that are currently unrealized. The Company will continue to monitor its investments for substantive changes in relevant market conditions, substantive changes in the financial condition and performance of the investments’ issuers and other substantive changes in these investments.

The stated maturity of these securities is longer than 10 years; however, because we considered them to be highly liquid and available for operations, our convention was to use the next auction date, which occurs every 30 to 90 days, as the effective maturity date and these securities were recorded as short-term investments. Current market conditions do not allow the Company to estimate when the auctions for its auction rate securities will resume. As a result, during 2007 the Company reclassified its auction rate securities from short-term investments to long-term investments.

Other income (expense), net.  In the year ended December 31, 2007 we had approximately $1.8 million in other income compared to approximately $2.2 million in other expenses in the year ended December 31, 2006.

Income tax provision.  We incurred $5.4 million of income tax expense in 2007 as compared to $3.0 million in 2006. The expense represents the recognition of a deferred tax liability related to the accounting for FCC licenses we own. Owned FCC licenses are amortized over 15 years for U.S. tax purposes but, since these licenses have an indefinite life under accounting principals generally accepted in the United States, they are not amortized for financial statement reporting purposes. This ongoing difference between the financial statements and tax amortization treatment resulted in our deferred income tax expense.

Losses from equity investees.  During the year ended December 31, 2007, we had approximately $4.7 million in losses from equity investees compared to approximately $5.1 million in losses in year ended December 31, 2006. This decrease was primarily due to the growth in the aggregate subscriber base offset by the increasing overhead costs to grow the businesses and the impact of a weakening U.S. dollar.

Minority interest in net loss of consolidated subsidiaries.  During the year ended December 31, 2007, we allocated approximately $4.2 million in losses on our consolidated subsidiaries to minority interests, compared to approximately $1.5 million in losses allocated to minority interests in the year ended December 31, 2006. This increase in amount of losses assigned to minority interests was primarily due to the addition of a minority partner for our Hawaii operations.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue.  Total revenues increased $66.7 million to $100.2 million in 2006 from $33.5 million in 2005. This result includes a $59.1 million increase in service revenue as we increased our subscriber base, as well as a $7.6 million increase in equipment revenue derived from NextNet operations. U.S. revenue represented approximately 83.3% of total revenue and international represented approximately 16.7% of total revenue in 2006 compared to approximately 95.7% and approximately 4.3% in 2005, respectively.

Service revenue.  As of December 31, 2006, we operated in 34 U.S. markets and two international markets covering a geographic area containing approximately 9.6 million people. Total subscribers in all markets grew from approximately 62,300 as of December 31, 2005 to approximately 206,200 as of December 31, 2006, generating service revenue of approximately $67.6 million in 2006 as compared to $8.5 million in 2005. This $59.1 million increase reflects net increases of 84,800 subscribers in markets launched prior to January 1, 2006, and 59,100 subscribers in the nine markets launched during 2006. Of these nine new markets, seven were launched in the second half of 2006.

Equipment and other revenue.  Our equipment and other revenue includes sales of NextNet equipment through the date of sale in August 2006. Equipment and other revenue increased approximately $7.6 million, to $32.6 million for the eight-month period ending on the date of sale from $25.0 million for the full year of 2005. This increase is primarily due to an increase in the volume of sales of CPE and other units to Inukshuk, Inc., a joint venture between Rogers Cable Enterprises and Bell Canada, through an arrangement with Flux Fixed Wireless, LLC, an entity controlled by Mr. McCaw. Total related party sales increased $5.8 million to $15.5 million in 2006 from $9.7 million in 2005. The remainder of the increase is a result of an increase in overall sales volume across our customer base.

Cost of goods and services.  Total cost of goods and services increased $46.5 million to $70.1 million in 2006, from $23.6 million in 2005. U.S. cost of goods and services represented approximately 87.2% and international represented approximately 12.8% of total cost of goods and services in 2006 compared to approximately 94.0% and approximately 6.0% in 2005, respectively.

Cost of service.  As a result of the expansion in 2006 of our wireless broadband network and related subscriber growth, cost of service increased to $50.4 million in 2006 as compared to $13.1 million in 2005. The increase is due to an increase in costs for towers leased and related back haul costs, the number of subscribers using our service, and additional markets served. As a percentage of service revenue, cost of service decreased to 74.6% in 2006 from 154.8% in 2005, primarily as a result of the revenue generated from our increased subscriber base.

Cost of equipment.  Our cost of equipment consists of costs incurred for equipment manufactured by NextNet through August 29, 2006. Following the increase in the number of CPE units sold in 2006, cost of equipment increased $9.2 million to $19.7 million for the eight months we owned NextNet in 2006, as compared to $10.5 million in 2005. As a percentage of equipment and other revenue, cost of equipment increased to 60.4% in 2006 from 41.9% in 2005, as a result of a full year of sales in 2005 to Flux Fixed Wireless, a related party, which had higher overall margins, as compared to eight months in 2006, due to the sale of NextNet. As a result of our sale of NextNet, we do not currently expect to incur any future material cost of equipment.

Selling, general and administrative expense.  Selling, general and administrative expense increased $108.5 million, or 102.1%, to $214.7 million in 2006 from $106.2 million in 2005. The overall increase is due primarily to employee compensation and related costs, including facilities costs due to higher employee headcount, additional marketing and advertising expenses related to the expansion of our business, increases in third party commission expenses; and higher professional fee expenses. Employee and related compensation expense increased $63.4 million due to headcount increases to support the overall growth of our business. Our total employee headcount increased from approximately 622 at December 31, 2005 to approximately 1,240 at December 31, 2006. Marketing and advertising expense increased $20.5 million as we expanded our number of markets from 27 to 36 and increased our subscriber base from 62,300 at December 31, 2005 to 206,200 at December 31, 2006. Facilities expenses increased $6.2 million in connection with the headcount increase and market expansion. Third party commission expenses increased $5.5 million as we sold more services through third party providers. Professional fees, which include legal, accounting and other costs related to regulatory compliance, increased $5.3 million to $20.9 million in 2006 from $15.6 million in 2005 resulting primarily from costs associated with our prior withdrawn registration statement and general growth in our legal, accounting and regulatory needs caused by our growth. Other costs increased $7.5 million and included expenses related to our new call center.

Research and development expense.  Research and development expense decreased $749,000, or 7.8%, to $8.9 million in 2006 from $9.6 million in 2005. The decrease was due primarily from the sale of NextNet in August 2006.

Depreciation and amortization expense.  Depreciation and amortization expense increased $29.0 million to $40.9 million in 2006 from $11.9 million in 2005, primarily due to increased network build-out and deployed CPE costs related to our expansion into new markets and associated subscriber growth. Capital expenditures for depreciable property, plant and equipment increased $59.0 million to $191.7 million in 2006 from $132.7 million in 2005. The majority of these expenditures relate to the construction of our network and purchases of base station equipment.

Changes in technology customarily used in our business, such as a transition to mobile WiMAX, may result in an impairment in the value or a change in the estimated useful life of our pre-WiMAX network equipment already placed in service. If such a change occurs, we may be required to record an impairment charge to reduce the carrying amount of equipment in service to its fair value, and to accelerate the useful life of the respective equipment, resulting in an increase in periodic depreciation expense over the remaining useful life of the equipment, or, in appropriate instances, to write off the entire unamortized value.

Spectrum lease expense.  Spectrum lease expense increased $14.1 million to $23.5 million in 2006 from $9.4 million in 2005. As certain of our leases include escalation clauses, we are required to record expense on a straight-line basis over the term of these leases, including renewal periods where appropriate. Total spectrum lease expense increased as a direct result of an increase in the number of spectrum licenses leased as part of the deployment of our wireless broadband network.

Gain on sale of NextNet.  The sale of NextNet in August 2006 resulted in a gain of $19.8 million, comprised of net proceeds from the sale of $47.1 million less the book value of net assets sold of $26.1 million and transaction related costs of $1.2 million.

Operating loss.  As a result of the above, operating loss increased from $127.2 million in 2005 to $238.1 million in 2006.

Interest income.  We recognized $30.4 million of interest income in 2006 compared to $6.6 million in 2005. This increase is due to an increase in our total short-term and long-term investments.

Interest expense, net.  We incurred $72.3 million of net interest expense in 2006 compared to $14.6 million in 2005. This increase in net interest expense is due to the issuance in August 2005 of senior secured notes, due 2010, in an aggregate principal amount of $260.3 million, and the issuance in February 2006 of additional senior secured notes, due 2010, in an aggregate principal amount of $360.4 million, as well as additional loans totaling $135.0 million. We recorded interest expense totaling $69.1 million, including $63.2 million related to our senior secured notes in 2006. We also recorded amortization of original issuance discount of $15.8 million and deferred financing costs of $3.9 million related to our senior secured notes. These amounts were partially offset by capitalized interest of $16.6 million in 2006. In the year ended December 31, 2005, we recorded interest expense totaling $11.6 million related to our notes, $4.4 million of amortization of original issuance discount, and deferred financing costs of $898,000, partially offset by $2.3 million of capitalized interest.

Other income (expense), net.  We recognized $2.2 million of other income in 2006 as compared to $300,000 of other income in 2005. This increase was due primarily to the sale of spectrum assets in 2006.

Income tax provision.  We incurred $3.0 million of income tax expense in 2006 as compared to $1.5 million in 2005. The expense represents the recognition of a deferred tax liability related to the accounting for FCC licenses we own. Owned FCC licenses are amortized over 15 years for U.S. tax purposes but, since these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. The ongoing difference between the financial statements and tax amortization treatment resulted in our recording a deferred income tax expense of $3.0 million 2006.

Losses from equity investees, net.  Losses from equity investees — net increased $1.2 million to $5.1 million in 2006 from $3.9 million in 2005. The increase is due to continued losses from our equity investee MVS Net S.A. de C.V. in Mexico, as well as losses from our equity investee Danske Telecom A/S in Denmark that we invested in during June 2005.

Net loss.  As a result of the above, our net loss increased to $284.2 million in 2006 as compared to $140.0 million in 2005.

Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to cover our estimated liquidity needs for at least the next twelve months, although we may raise additional capital during that period if available on terms we believe are attractive. Our long-term economic model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available funds. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment and, to a lesser degree, on the schedule on which mobile WiMAX technologies become commercially available. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and may significantly modify our cash requirements. These changes in our plans or strategy may include the introduction of new features or services, significant or enhanced distribution arrangements, investments in infrastructure, acquisition of other companies, or any combination of the foregoing. Additionally, as our operations grow and expand, it may become more difficult to modulate our business plans and strategies based on the availability of funding. We will likely seek significant additional debt financing or refinance existing indebtedness, in both the short-term and the long-term, to continue to fund our liquidity needs and capital resource requirements.

The following table presents a summary of our cash flows and beginning and ending cash balances for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Cash used in operating activities	$(522,135)	$(233,154)	$(96,655)
Cash used in investing activities	(46,294)	(867,557)	(275,300)
Cash provided by financing activities	1,007,571	1,504,213	389,181
Effect of foreign currency exchange rates on cash and cash equivalents	(420)	5,340	(636)

Net increase in cash and cash equivalents	438,722	408,842	16,590
Cash and cash equivalents at beginning of period	438,030	29,188	12,598

Cash and cash equivalents at end of period	$876,752	$438,030	$29,188

Operating Activities

Net cash used in operating activities increased by $288.9 million to $522.1 million in the year ended December 31, 2007, from $233.2 million in the year ended December 31, 2006. The increase in cash used in operations is due primarily to an increase in all operating expenses as we continue to expand our business. This increase in cash used was partially offset by an increase in cash received from customers, which increased to $155.0 million in 2007 from $104.9 million in 2006. This increase was primarily due to an increase in our subscriber base as we continued to both increase subscribers in our existing markets as well as adding 14 new markets in 2007.

Net cash used in operating activities increased by $136.5 million to $233.2 million in 2006, from $96.7 million in 2005. Cash received from customers was $104.9 million in 2006 compared to $31.6 million in 2005. This increase was due to an increase in the number of our subscribers as we launched our service in nine new markets in 2006. This increase was offset by increases in all operating expenses, most significantly general and administrative and sales and marketing expenses, including employee compensation, professional fees and facilities and advertising expense, due to the expansion of our wireless broadband network as well as a significant increase in the number of markets served.

Investing Activities

During the year ended December 31, 2007, net cash used in investing activities was $46.3 million compared to $867.6 million during the year ended December 31, 2006 representing an $821.3 million decrease in net cash used. This decrease in cash used in 2007 was primarily the result of an increase in sales of short-term and long-term investments of $1.18 billion. This decrease was partially offset by an increase in cash paid for property, plant and equipment of $170.1 million as we continued investing in building our wireless broadband network, as well as an increase in cash paid for spectrum and other intangible assets of $155.3 million, which is due primarily to the 2007 purchase of owned spectrum from BellSouth of $196.8 million.

Net cash used in investing activities increased by $592.3 million to $867.6 million in 2006 from $275.3 million in 2005. We launched nine new markets in 2006, and, as a result, invested $259.4 million in deploying our wireless broadband network and acquiring additional spectrum licenses in 2006, as compared to $157.0 million in 2005, an increase of $102.4 million. Purchases of short-term and restricted investments, net of sales or maturities, increased by $522.6 million to $599.4 million in 2006 from $76.8 million in 2005. Also contributing to this increase was an increase in cash paid to acquire businesses which totaled $49.6 million in 2006 compared to $27.8 million in 2005, an increase of $21.8 million due to an increase in spectrum acquisitions, as well as the issuance of $4.1 million in notes receivable in 2006, while we did no such issuance in 2005. These expenditures were partially offset by the net proceeds received on the sale of NextNet totaling $47.1 million and a reduction of $11.5 million in cash invested in our equity investees.

Financing Activities

Net cash provided by financing activities was $1.0 billion for the year ended December 31, 2007 compared to $1.5 billion for the year ended December 31, 2006. During 2007 our financing activities consisted primarily of cash proceeds received from the issuance of $1.25 billion in debt and from the $556.0 million net proceeds from our IPO. This increase in cash received from financing activities was partially offset by principal payments and financing fees on our senior secured notes and other indebtedness.

Net cash provided by financing activities increased $1.1 billion to $1.5 billion in 2006 from $389.2 million in 2005. In 2006 we received $1.0 billion of net proceeds from the issuance of common stock, $360.4 million from the issuance of our senior secured notes, due 2010, and $135.0 million in connection with our commercial loan and other indebtedness.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of December 31, 2007. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations, other than those listed below, including principal and interest payments under our debt obligations and payments under our spectrum lease obligations, as of December 31, 2007 (in thousands):

		Less Than 1
Contractual Obligations	Total	Year	1 - 3 Years	3 - 5 Years	Over 5 Years

Long-term debt obligations	$1,256,875	$22,500	$25,000	$1,209,375	$—
Interest payments(1)	605,153	136,889	269,646	198,618	—
Operating lease obligations	2,060,539	87,320	173,898	170,259	1,629,062
Spectrum lease obligations	1,761,256	39,226	79,168	85,113	1,557,749

Total(2)(3)(4)	$5,683,823	$285,935	$547,712	$1,663,365	$3,186,811

(1)	Our interest payment obligations are calculated for all years using an interest rate of approximately 11% based on our weighted-average interest rate at December 31, 2007.

(2)	Excludes $51.6 million remaining under our commitment to purchase no less than $150.0 million of infrastructure products and subscriber products from Motorola through August 29, 2008 under the terms of the commercial agreements that were entered into on August 29, 2006. Please see Note 3 to our Consolidated Financial Statements for further details.

(3)	Excludes obligations of approximately $57.8 million under pending spectrum acquisition agreements at December 31, 2007.

(4)	Excludes $89.8 million of capital and service credit commitments related to certain spectrum lease agreements.

We do not have any obligations that meet the definition of an off-balance-sheet arrangement that have or are reasonably likely to have a material effect on our financial statements.

Recent Accounting Pronouncements

SFAS No. 141(R) — In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating whether the adoption of SFAS No. 160 will have a material impact on our financial statements.

SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not believe the adoption of this pronouncement will have a material impact on our financial statements.

SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the effective date of SFAS No. 157 was delayed for one year by Final FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of this pronouncement on its financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

Our primary interest rate risk is associated with our new senior term loan facility. We have a total outstanding balance on our senior term loan facility of $1.25 billion at December 31, 2007. The rate of interest for borrowings under the senior term loan facility is the Eurodollar rate plus 6.00% or the alternate base rate plus 5.00%, with interest payable quarterly with respect to alternate base rate loans, and with respect to Eurodollar loans, interest is payable in arrears at the end of each applicable period, but at least every three months. The weighted average interest rate under this facility was 11.06% at December 31, 2007. A one percent increase in the interest rate on the outstanding principal balance at December 31, 2007, would increase our annual interest expense by approximately $12.5 million per year.

In an effort to reduce interest expense on our senior term loan facility, in January 2008, the Company entered into two interest rate swaps to hedge its forward three-month LIBOR indexed variable interest payments in an effort to reduce interest expense. The first swap was entered on January 4, 2008, effective March 5, 2008, to pay a fixed rate of 3.6225% and to receive the three-month LIBOR on a notional value of $300.0 million for three years. The second swap was entered on January 7, 2008, effective March 5, 2008, to pay a fixed rate of 3.5% and to receive the three month LIBOR on a notional value of $300.0 million for two years. In accordance with SFAS No. 133, its amendments and related guidance, the Company will treat the interest rate swaps as “cash-flow hedges” and will record the fair value of the swaps at the end of each calendar quarter, starting March 31, 2008.

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

Investment Risk

At December 31, 2007, we held available-for-sale short-term and long-term investments with a fair value of $155.6 million and a cost of $162.9 million, of which investments with a fair value of $88.6 million and a cost of $95.9 million were auction rate securities and $67.0 million were government and agency issues, bonds and commercial paper. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary, which we experienced with our auction rate securities during the year ended December 31, 2007. The fair values of our investments are subject to significant fluctuations due to volatility of the credit markets in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the auction rate securities we held at December 31, 2007 of $88.6 million, an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $13.3 million, $26.6 million, or $44.3 million.

Beginning in August 2007, the auctions failed to attract buyers and sell orders could not be filled. Current market conditions are such that we are unable to estimate when the auctions will resume. While we continue to earn interest on these investments at the maximum contractual rate, the estimated fair value of these auction rate securities no longer approximates cost and until the auctions are successful the investments are not liquid. We may not have access to these funds until a future auction on these investments is successful.

Our investments in auction rate securities represent interests in collateralized debt obligations supported by preferred equity securities of small to medium sized insurance companies and financial institutions and asset backed capital commitment securities supported by high grade, short term commercial paper and a put option from a monoline insurance company. These auction rate securities were rated AAA/Aaa or AA/Aa by Standard & Poors and Moody’s rating services at the time of purchase and their ratings have not changed as of December 31, 2007. However, some of the securities remain subject to review for possible downgrade. Any downgrade may result in further declines in the estimated fair value of the securities as a result of the perceived increase in risk associated with an investment in the securities.

In addition to the above mentioned securities, the Company holds one commercial paper security issued by a structured investment vehicle that was placed in receivership in September 2007 for which an insolvency event was declared by the receiver in October 2007. The Issuer invests in residential and commercial mortgages and other structured credits including sub-prime mortgages. Based on information received from the receiver, we expect a restructuring plan for this security to be implemented by mid 2008. This restructuring plan may result in an additional decline in the estimated fair value of our investments.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clearwire Corporation
Kirkland, Washington

We have audited the accompanying consolidated balance sheets of Clearwire Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clearwire Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

/s/ Deloitte & Touche LLP
Seattle, Washington

March 11, 2008

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$876,752	$438,030
Short-term investments	67,012	663,644
Restricted cash	1,077	10,727
Restricted investments	—	69,401
Accounts receivable, net of allowance of $787 and $753	3,677	2,774
Notes receivable short-term, related party	2,134	4,409
Inventory	2,312	1,398
Prepaids and other assets	36,748	19,219

Total current assets	989,712	1,209,602
Property, plant and equipment, net	572,329	302,798
Restricted cash	11,603	117
Restricted investments	—	16,269
Long-term investments	88,632	—
Notes receivable long-term, related party	4,700	—
Prepaid spectrum license fees	457,741	241,151
Spectrum licenses and other intangible assets, net	480,003	222,980
Goodwill	35,666	30,908
Investments in equity investees	14,602	14,983
Other assets	30,981	29,565

TOTAL ASSETS	$2,685,969	$2,068,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$102,447	$108,216
(includes related party balances of $4,521 and $6,799)
Deferred rent	24,805	6,986
Deferred revenue	10,010	5,599
Due to affiliate	2	532
Current portion of long-term debt	22,500	1,250

Total current liabilities	159,764	122,583
Long-term debt, net of discount of $0 and $110,007	1,234,375	644,438
Other long-term liabilities	114,492	42,385

Total liabilities	1,508,631	809,406
MINORITY INTEREST	13,506	1,358
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, par value $0.0001, and additional paid-in capital, 350,000,000 shares authorized; Class A, 135,567,269 and 109,325,236 shares issued and outstanding	2,098,155	1,474,759
Class B, 28,596,685 shares issued and outstanding	234,376	234,376
Common stock and warrants payable	—	166
Deferred compensation	—	(116)
Accumulated other comprehensive income	17,333	6,990
Accumulated deficit	(1,186,032)	(458,566)

Total stockholders’ equity	1,163,832	1,257,609

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,685,969	$2,068,373

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

REVENUES:
Service	$151,440	$67,598	$8,451
Equipment and other (includes related party sales of $0, $15,546 and $9,728)	—	32,583	25,003

Total revenues	151,440	100,181	33,454
OPERATING EXPENSES:
Cost of goods and services (exclusive of a portion of depreciation and amortization shown below):
Cost of service (includes related party costs of $2,877, $606 and $0)	107,281	50,438	13,086
Cost of equipment (includes related party costs of $0, $8,914 and $1,853)	—	19,674	10,483
Selling, general and administrative expense	360,666	214,669	106,211
Research and development	1,397	8,890	9,639
Depreciation and amortization	84,694	40,902	11,913
Spectrum lease expense	96,417	23,516	9,356
Gain on sale of NextNet	—	(19,793)	—

Total operating expenses	650,455	338,296	160,688

OPERATING LOSS	(499,015)	(238,115)	(127,234)
OTHER INCOME (EXPENSE):
Interest income	65,736	30,429	6,605
Interest expense	(96,279)	(72,280)	(14,623)
Foreign currency gains, net	363	235	20
Loss on extinguishment of debt	(159,193)	—	—
Other-than-temporary impairment loss and realized loss on investments	(35,020)	—	—
Other income, net	1,801	2,150	300

Total other expense, net	(222,592)	(39,466)	(7,698)

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(721,607)	(277,581)	(134,932)
Income tax provision	(5,427)	(2,981)	(1,459)

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(727,034)	(280,562)	(136,391)
Minority interest in net loss of consolidated subsidiaries	4,244	1,503	387
Losses from equity investees	(4,676)	(5,144)	(3,946)

NET LOSS	$(727,466)	$(284,203)	$(139,950)

Net loss per common share, basic and diluted	$(4.58)	$(2.93)	$(1.97)

Weighted average common shares outstanding, basic and diluted	158,737	97,085	71,075

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A
	Common		Class B
	Stock,		Common
	Warrants and		Stock and				Accumulated
	Additional		Additional		Common		Other			Total
	Paid		Paid		Stock and		Comprehensive		Total	Comprehensive
	In Capital		In Capital		Warrants	Deferred	Income	Accumulated	Stockholders’	Income
	Shares	Amounts	Shares	Amounts	Payable	Compensation	(Loss)	Deficit	Equity	(Loss)
	(In thousands)

Balances at January 1, 2005	43,053	$218,411	18,691	$56,073	$3,354	$(2,320)	$265	$(34,413)	$241,370	$(32,777)

Net loss	—	—	—	—	—	—	—	(139,950)	(139,950)	(139,950)
Foreign currency translation adjustment	—	—	—	—	—	—	(636)	—	(636)	(636)
Unrealized loss on short-term investments	—	—	—	—	—	—	(111)	—	(111)	(111)
Common stock issued, net of costs	13,133	157,600	—	—	78	—	—	—	157,678
Warrants issued	—	59,563	—	—	2,541	—	—	—	62,104
Common stock and warrants payable	—	—	—	—	(4,305)	—	—	—	(4,305)
Deferred stock-based compensation	—	881	—	—	—	(881)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	2,542	—	—	2,542

Balances at December 31, 2005	56,186	436,455	18,691	56,073	1,668	(659)	(482)	(174,363)	318,692	(140,697)

Net loss	—	—	—	—	—	—	—	(284,203)	(284,203)	(284,203)
Foreign currency translation adjustment	—	—	—	—	—	—	7,522	—	7,522	7,522
Unrealized loss on short-term investments	—	—	—	—	—	—	(50)	—	(50)	(50)
Common stock issued, net of costs	53,056	946,766	9,906	178,303	—	—	—	—	1,125,069
Warrants issued	—	77,261	—	—	(1,851)	—	—	—	75,410
Common stock and warrants payable	—	—	—	—	349	—	—	—	349
Deferred stock-based compensation	—	—	—	—	—	543	—	—	543
Stock-based compensation	83	14,277	—	—	—	—	—	—	14,277

Balances at December 31, 2006	109,325	1,474,759	28,597	234,376	166	(116)	6,990	(458,566)	1,257,609	(276,731)

Net loss	—	—	—	—	—	—	—	(727,466)	(727,466)	(727,466)
Foreign currency translation adjustment	—	—	—	—	—	—	17,561	—	17,561	17,561
Unrealized loss on investments	—	—	—	—	—	—	(42,238)	—	(42,238)	(42,238)
Reclassification adjustment for other-than- temporary impairment loss and realized loss on investments	—	—	—	—	—	—	35,020	—	35,020	35,020
Common stock issued from IPO, net	24,000	556,005	—	—	—	—		—	556,005
Common stock issued for spectrum	233	4,200	—	—	—	—	—	—	4,200
Warrants issued	—	17,194	—	—	(166)	—	—	—	17,028
Options and warrants exercised	1,937	4,849	—	—	—	—	—	—	4,849
Cashless option exercises and other stock transactions	39	(618)	—	—	—	—	—	—	(618)
Deferred stock-based compensation	—		—	—	—	116	—	—	116
Restricted stock compensation	33	286							286
Share-based compensation	—	41,480	—	—	—		—	—	41,480

Balances at December 31, 2007	135,567	$2,098,155	28,597	$234,376	$—	$—	$17,333	$(1,186,032)	$1,163,832	$(717,123)

See notes to consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(727,466)	$(284,203)	$(139,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	4,915	885	368
Depreciation and amortization	84,694	40,902	11,913
Amortization of prepaid license fees	37,884	6,273	2,914
Amortization of deferred financing costs and accretion of debt discount	20,707	19,754	5,279
Deferred income taxes	5,412	2,960	1,459
Share-based compensation	42,771	14,246	2,542
Minority interest	(4,244)	(1,503)	(387)
Losses from equity investees, net	4,676	5,144	3,946
Loss on extinguishment of debt	159,193	—	—
Other-than-temporary impairment loss and realized loss on investments	35,020	—	—
Loss (gain) on other asset disposals	850	(1,915)	841
Gain on sale of equity investment	(2,213)	—	—
Gain on sale of business, net of cash	—	(19,793)	—
Changes in assets and liabilities, net of effects from acquisitions:
Prepaid spectrum license fees	(235,479)	(64,638)	(25,040)
Inventory	(914)	(1,913)	6,005
Accounts receivable	(5,387)	(686)	(4,306)
Prepaids and other assets	(17,841)	(10,687)	(4,445)
Accounts payable	11,198	389	14,027
Accrued expenses and other liabilities	64,619	61,447	35,309
Due to affiliate	(530)	184	(7,130)

Net cash used in operating activities	(522,135)	(233,154)	(96,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(361,861)	(191,747)	(132,724)
Payments for acquisitions of spectrum licenses and other	(222,920)	(67,665)	(24,279)
Purchases of available-for-sale investments	(1,294,484)	(1,143,079)	(368,160)
Sales or maturities of available-for-sale investments	1,760,246	575,845	350,429
Investments in equity investees	(5,293)	(2,161)	(13,737)
Issuance of notes receivable, related party	(2,000)	(4,105)	—
Restricted cash	(1,836)	(1,830)	(3,704)
Restricted investments	85,670	(30,324)	(55,346)
Business acquisitions, net of cash acquired	(7,066)	(49,576)	(27,779)
Proceeds from sale of business, net of cash	—	47,085	—
Proceeds from sale of equity investment and other assets	3,250	—	—

Net cash used in investing activities	(46,294)	(867,557)	(275,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for IPO and other, net	556,005	1,030,683	139,609
Proceeds from issuance of common stock for option and warrant exercises	4,849	—	—
Proceeds from issuance of debt	1,250,000	495,350	260,346
Financing fees	(69,462)	(21,820)	(10,774)
Principal payments on long-term debt	(748,821)	—	—
Contributions from minority interests	15,000	—	—

Net cash provided by financing activities	1,007,571	1,504,213	389,181

Effect of foreign currency exchange rates on cash and cash equivalents	(420)	5,340	(636)

Net increase in cash and cash equivalents	438,722	408,842	16,590
CASH AND CASH EQUIVALENTS:
Beginning of period	438,030	29,188	12,598

End of period	$876,752	$438,030	$29,188

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Common stock and warrants issued for spectrum licenses	$21,379	$63,891	$22,137
Common stock and warrants issued for business acquisitions	15	32,013	428
Cash paid for taxes	15	21	—
Cash paid for interest	119,793	53,541	—
Notes receivable exchanged for spectrum licenses	—	—	10,000
Fixed asset purchases in accounts payable	17,449	3,327	11,044
Non-cash dividends to related party	1,465	2,384	34

See notes to consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

The Business

The consolidated financial statements include the accounts of Clearwire Corporation, a Delaware corporation, and its wholly-owned and majority-owned or controlled subsidiaries (collectively, the “Company” or “Clearwire”). Clearwire was formed on October 27, 2003 and is an international provider of wireless broadband services. Clearwire delivers high-speed wireless broadband services to individuals, small businesses, public safety organizations, and others in a growing number of markets through its advanced network. As of December 31, 2007, the Company offered its services in 46 markets throughout the United States and four markets internationally. Prior to August 29, 2006, Clearwire, through its wholly-owned subsidiary, NextNet Wireless, Inc. (“NextNet”), developed, manufactured, and sold equipment that enabled the deployment of broadband wireless networks. NextNet is currently the sole supplier of base station and customer premise equipment that Clearwire uses to provide its services. On August 29, 2006, Clearwire sold NextNet to Motorola, Inc. (“Motorola”). As part of the agreement with Motorola, the Company agreed to use Motorola as an exclusive supplier of certain infrastructure and subscriber equipment for a specified period of time, subject to Motorola continuing to satisfy certain requirements and other conditions. See Note 3, Significant Transactions, for additional information

On January 19, 2007, the Company’s Board of Directors approved a reverse stock split, which was approved by the Company’s stockholders on February 16, 2007. The reverse stock split became effective March 1, 2007. Upon the effectiveness of the reverse stock split, each three shares of Class A common stock were combined into one share of Class A common stock and each three shares of Class B common stock were combined into one share of Class B common stock. All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Business Segments

The Company complies with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. The Company defines the chief operating decision makers as our Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer. As its business continues to mature, the Company assesses how it views and operates the business. As a result, in the fourth quarter of 2007 the Company changed how its chief operating decision makers assess the business and the Company is now organized into two reportable business segments: the United States and the International business. See Note 16, Business Segments, for additional discussion.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation — The consolidated financial statements include all of the assets, liabilities and results of operations of the Company’s wholly-owned and majority-owned or controlled subsidiaries. Investments in entities that the Company does not control, but for which it has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. All intercompany transactions are eliminated in consolidation.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could materially differ.

Significant estimates inherent in the preparation of the accompanying financial statements include the application of purchase accounting including the valuation of acquired assets and liabilities, valuation of investments, the valuation of the Company’s common stock, the amortization period of prepaid spectrum license fees, allowance for doubtful accounts, depreciation and equity granted to third parties and employees.

Cash and Cash Equivalents — Cash and cash equivalents consist of time deposits and highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents exclude cash that is contractually restricted for operational purposes. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk related to these balances to be minimal.

Restricted Cash — Restricted cash is classified as a current or noncurrent asset based on its designated purpose. As of December 31, 2007, the Company had restricted cash of $12.7 million. The majority of this restricted cash related primarily to the Company’s outstanding letters of credit.

Investments — SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. The Company classifies marketable debt and equity securities that are available for current operations as short-term available-for-sale investments, and these securities are stated at fair value. Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income (loss). Losses are recognized when a decline in fair value is determined to be other-than-temporary. Realized gains and losses are determined on the basis of the specific identification method. The Company reviews its short-term and long-term investments on an ongoing basis for indicators of other-than-temporary impairment, and this determination requires significant judgment.

The Company has an investment portfolio comprised of marketable debt and equity securities including commercial paper, corporate bonds, municipal bonds, auction rate securities and other securities. The value of these securities is subject to market volatility during the period the investments are held and until their sale or maturity. The Company recognizes realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, the Company considers various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and the Company’s intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. The Company makes significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, the investment is valued at the current estimated fair value and a realized loss equal to the decline is reflected in the consolidated statement of operations.

In determining fair value, the Company uses quoted prices in active markets where such prices are available, or models to estimate the fair value using various methods including the market, income and cost approaches. For investments where models are used to estimate fair value in the absence of quoted market prices, the Company often utilizes certain assumptions that market participants would use in pricing the investment, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs are readily observable, market corroborated, or unobservable Company inputs.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the fair value of securities without quoted market prices using internally generated pricing models that require various inputs and assumptions. The Company believes that its pricing models, inputs and assumptions are what market participants would use in pricing the securities. The Company maximizes the use of observable inputs to the pricing models where quoted market prices from securities and derivatives exchanges are available and reliable. The Company typically receives external valuation information for U.S. Treasuries, other U.S. Government and Agency securities, as well as certain corporate debt securities, money market funds and certificates of deposit. The Company also uses certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and relies, to a certain extent, on management’s own assumptions about the assumptions that market participant would use in pricing the security. The Company’s internally generated pricing models may include its own data and require the Company to use its judgment in interpreting relevant market data, matters of uncertainty and matters that are inherently subjective in nature. The Company uses many factors that are necessary to estimate market values, including, interest rates, market risks, market spreads, and timing of cash flows, market liquidity, and review of underlying collateral and principal, interest and dividend payments. The use of different judgments and assumptions could result in different presentations of pricing and security prices could change significantly based on market conditions.

Restricted Investments — Restricted investments consist of U.S. government securities. At December 31, 2006 restricted investments represented securities held as collateral for the interest payments through November 15, 2007 related to the Company’s long-term debt. These securities are classified as held-to-maturity and are stated at amortized cost. Gross unrealized losses on these investments were $244,000 at December 31, 2006. There were no gross unrealized gains as of December 31, 2006. As a result of repayment of long-term debt, there is no remaining collateral requirement and no balance in restricted investments at December 31, 2007.

Fair Value of Financial Instruments — The Company has determined the estimated fair value of financial instruments using available market information and management judgment. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and due to affiliates are reasonable estimates of their fair values based on the liquidity of these financial instruments and their short-term nature. The Company does not hold or issue any financial instruments for trading purposes. See Note 10, Long-Term Debt, for the fair value of long-term debt.

Accounts Receivable — Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. The Company specifically provides allowances for customers with known disputes or collectibility issues. The remaining reserve recorded in the allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the remaining accounts receivable based upon an evaluation of the age of receivables and historical experience. The allowance for doubtful accounts was approximately $787,000 and $753,000 as of December 31, 2007 and 2006, respectively.

Inventory — Inventory primarily consists of finished goods and is stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out inventory method. The Company records inventory write-downs for obsolete and slow-moving items based on inventory turnover trends and historical experience.

Property, Plant and Equipment — Property, plant and equipment and improvements that extend the useful life of an asset are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The Company capitalizes costs of additions and improvements, including direct costs of constructing property, plant and equipment and interest costs related to construction. The estimated useful life of property, plant and equipment are determined based on historical usage of that or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Leasehold improvements are recorded at cost and amortized over the lesser of their estimated useful lives or the related lease term. Maintenance and repairs are expensed as incurred.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internally Developed Software — Clearwire capitalizes costs related to computer software developed or obtained for internal use in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software obtained for internal use has generally been enterprise-level business and finance software customized to meet specific operational needs. Costs incurred in the application development phase are capitalized and amortized over the useful life of the software, which is generally three years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred.

Intangible Assets — Intangible assets consist primarily of Federal Communications Commission (“FCC”) spectrum licenses and other intangible assets related to Clearwire’s acquisition of NextNet in March 2004, which was subsequently disposed in August 2006, and Banda Ancha S.A. (“BASA”) in December 2005 and February 2006. As further described in Note 7, Spectrum Licenses, Goodwill and Other Intangible Assets, the Company accounts for its spectrum licenses and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142). In accordance with SFAS No. 142, intangible assets with indefinite useful lives are not amortized but must be assessed for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company performed its annual impairment test of indefinite lived intangible assets on October 1, 2007 and concluded that there was no impairment of these intangible assets.

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired from Clearwire’s acquisitions. In accordance with SFAS No. 142, the Company completes a two-step process to determine the amount of goodwill impairment. The first step involves comparison of the fair value of the reporting unit to its carrying value to determine if any impairment exists. If the fair value of the reporting unit is less than the carrying value, goodwill is considered to be impaired and the second step is performed. The second step involves comparison of the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating fair value to the various assets and liabilities within the reporting unit in the same manner goodwill is recognized in a business combination. In calculating an impairment charge, the fair value of the impaired reporting units are estimated using a discounted cash flow valuation methodology or by reference to recent comparable transactions. In making this assessment, the Company relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and judgment in applying these factors to the goodwill impairment test. The Company performed its annual impairment tests of goodwill as of October 1, 2007, and concluded that there was no impairment of goodwill.

Long-Lived Assets — Long-lived assets to be held and used, including property, plant and equipment and intangible assets with definite useful lives, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on the Company’s business and technology strategy, management’s views of growth rates for its business, anticipated future economic and regulatory conditions and expected technological availability. For purposes of recognition and measurement, the Company groups its long-lived assets at the lowest level for which there are identifiable cash flows which are largely independent of other assets and liabilities.

Deferred Financing Costs — Deferred financing costs consists primarily of investment banking fees, legal, accounting and printing costs associated with the issuance of the Company’s long-term debt. Deferred financing fees are amortized over the life of the corresponding debt facility. In relation to the issuances of the long-term debt discussed in Note 10, Long-Term Debt, the Company incurred $30.2 million of deferred financing costs in 2007 for its $1.25 billion senior term loan facility entered into during 2007 and an additional $39.3 million related to the repayment of its $125.0 million term loan and the retirement of its $620.7 million senior secured notes due 2010, compared to $21.8 million in 2006. For the years ended December 31, 2007 and 2006, $6.7 million and $3.9 million,

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively of total deferred financing costs were amortized using the effective interest method and included in interest expense, net.

Interest Capitalization — The Company follows the provisions of SFAS No. 34, Capitalization of Interest Cost (“SFAS No. 34”), with respect to its FCC licenses and the related construction of its network infrastructure assets. Capitalization commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases when the construction is substantially complete and available for use (generally when a market is launched). Interest is capitalized on property, plant and equipment, improvements under construction, and FCC spectrum licenses accounted for as intangible assets with indefinite useful lives. Interest capitalization is based on rates applicable to borrowings outstanding during the period and the weighted average balance of qualified assets under construction during the period. Capitalized interest is reported as a cost of the network assets and amortized over the useful life of those assets.

Comprehensive Loss — Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale.

Income Taxes — The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities using the tax rates expected to be in effect when the temporary differences reverse. Valuation allowances, if any, are recorded to reduce deferred tax assets to the amount considered more likely than not to be realized. We also apply FASB Interpretation Number 48 (“FIN 48”) which prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.

Revenue Recognition — The Company primarily earns service revenue by providing access to its high-speed wireless network. Also included in service revenue are equipment rentals and optional services, including personal and business email and static Internet Protocol. Service revenue from customers are billed in advance and recognized ratably over the service period. Revenues associated with the shipment of customer premise equipment (“CPE”) and other equipment to customers are recognized when title and risk of loss transferred to the customer. Shipping and handling costs billed to customers are recorded to service revenue.

The Company recognizes revenues in accordance with SAB 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting based on the deliverables relative fair value if the deliverables in the arrangement meet certain criteria. Activation fees charged to the customer are deferred and recognized as service revenues on a straight-line basis over the average expected life of the customer relationship of 3.5 years.

Revenue is deferred for any undelivered elements and revenue is recognized when the product is delivered or over the period in which the service is performed. If the Company cannot objectively determine the fair value of any undelivered element included in the bundled product and software maintenance arrangements, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

Through August 2006, the Company earned equipment revenue primarily from sales of CPE and related infrastructure, system services and software maintenance contracts by the Company’s formerly wholly-owned subsidiary, NextNet (See Note 3, Significant Transactions). In arrangements that included multiple elements,

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including software, such as the sale of a NextNet base station with a software maintenance contract, the Company applied the accounting guidance in accordance with SOP No. 97-2, Software Revenue Recognition. Revenue was allocated to each element of the transaction based upon its fair value as determined by vendor specific objective evidence (“VSOE”). VSOE of fair value for all elements of an arrangement was based upon the normal pricing and discounting practices for those products and services when sold separately.

Software maintenance services included technical support and the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Fees for software maintenance services were typically billed annually in advance of performance of the services with provisions for subsequent annual renewals. The related revenues were deferred and recognized ratably over the respective maintenance terms, which typically were one to two years.

Product Warranty — NextNet, a wholly-owned subsidiary until sold in August 2006, sold base station equipment and CPE to third parties. NextNet generally warranted new technology equipment sold to the purchaser to be free from defects in material and workmanship for two years for system infrastructure and one year for CPE. A warranty provision was made for estimated product repair at the time of the sale based upon the Company’s historical trends. In connection with the sale of NextNet to Motorola, the Company retained responsibility for a portion of the warranty costs on equipment sold during the period that NextNet was a wholly-owned subsidiary of the Company, and therefore, maintained a liability related to this obligation through August 2007. Information about warranty cost and warranty liability is as follows (in thousands):

Balance — January 1, 2006	$234
Provision	1,636
Costs incurred	(522)
Liability transferred upon sale of NextNet	(338)

Balance — December 31, 2006	1,010
Provision	—
Costs incurred	(408)
Write-off of remaining liability transferred upon sale of NextNet	(602)

Balance — December 31, 2007	$—

Advertising Costs — Advertising costs are expensed as incurred. Advertising expense was $49.2 million, $38.4 million and $13.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development — Research and development costs are expensed as incurred.

Net Loss per Share — The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”).  Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing income or loss available to common stockholders by the weighted-average number of common and dilutive common stock equivalents outstanding during the period. Common stock equivalents typically consist of the common stock issuable upon the exercise of outstanding stock options, warrants and restricted stock using the treasury stock method. The effects of potentially dilutive common stock equivalents are excluded from the calculation of diluted loss per share if their effect is antidilutive.

Accounting Change:  Share-Based Compensation — On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As the Company was considered a nonpublic entity at the date of adoption and used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company is required to apply the prospective transition method and has estimated the fair value of options granted on or after January 1, 2006 using the Black-Scholes option pricing model. The Company has applied the provisions of SFAS No. 123(R) to employee stock options granted, modified, repurchased, cancelled or settled on or after January 1, 2006. The estimate of compensation expense requires complex and subjective assumptions, including the Company’s stock price volatility, employee exercise patterns (expected life of the options), future forfeitures, and related tax effects.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123.

Total share-based compensation expense recorded during the year ended December 31, 2007 was $42.8 million compared to $14.2 million during December 31, 2006. Of these amounts, $42.7 million and $12.5 million for the years ended December 31, 2007 and 2006, respectively, related to option grants recorded under SFAS No. 123(R) and $113,000 and $1.7 million under APB No. 25 for grants before January 1, 2006 for which the requisite service was not fully satisfied as of January 1, 2006.

Operating Leases — The Company has operating leases for certain facilities, equipment and spectrum licenses for use in its operations. Certain of the Company’s spectrum licenses are leased from third-party holders of Educational Broadband Service (“EBS”) spectrum licenses granted by the Federal Communications Commission (“FCC”). EBS licenses authorize the provision of certain communications services on the EBS channels in certain markets throughout the United States. The Company accounts for these spectrum leases as executory contracts which are similar to operating leases. Leases that are pending FCC approval are not amortized until final approval is received and are included in prepaid spectrum license fees in the accompanying consolidated balance sheets. The Company accounts for its leases in accordance with SFAS No. 13, Accounting for Leases, and Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases (as amended). For leases containing scheduled rent escalation clauses the Company records minimum rental payments on a straight-line basis over the terms of the leases, including the renewal periods as appropriate. For leases containing tenant improvement allowances and rent incentives, the Company records deferred rent, which is a liability, and that deferred rent is amortized over the term of the lease, including the renewal periods as appropriate, as a reduction to rent expense.

Foreign Currency — The Company’s international subsidiaries generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive (loss) income. Income and expense accounts are translated at the average monthly exchange rates. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) and recorded in the consolidated statement of operations.

Concentration of Risk — The Company believes that the geographic diversity of its customer base and retail nature of its product minimizes the risk of incurring material losses due to concentrations of credit risk.

NextNet, the Company’s previously wholly-owned subsidiary, purchased by Motorola on August 29, 2006, is currently the sole supplier of the base stations and CPE the Company uses to provide services to its customers. If NextNet is unable to continue to develop or provide the equipment on a timely cost-effective basis, the Company may not be able to adequately service existing customers or add new customers and offer competitive pricing.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects that SFAS No. 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. The Company is currently evaluating whether the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not believe the adoption of this pronouncement will have a material impact on its consolidated financial statements.

SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the effective date of SFAS No. 157 was delayed for one year by Final FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of this pronouncement on its financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Significant Transactions

Acquisitions

During the year ended December 31, 2007, the Company acquired 100% of the interests of RiverCity Software Solutions, LLC and RiverCity IntraISP, LLC from RiverCity Internet Group, for an aggregate purchase price of $7.6 million, net of cash acquired of $361,000, comprised of $7.4 million in cash, of which $500,000 is remaining to be paid, and $178,000 of transaction related costs. RiverCity Software Solutions, LLC and RiverCity IntraISP, LLC specialize in providing billing, online support services and customer relationship management software solutions to the communications and services industry.

For the year ended December 31, 2006, the Company purchased various companies through both asset and share purchase agreements. The total aggregate purchase price was approximately $81.6 million comprised of $49.1 million in cash, common stock valued at $32.0 million and $520,000 of transaction related costs. The assets purchased were primarily spectrum licenses and other minor assets and liabilities and included the assumption of spectrum and tower lease agreements.

Purchase transactions are subject to purchase price allocation adjustments due to contingency resolution and final determination of fair values for up to one year after close. Although the total amount ultimately settled and paid could change, the Company does not believe that any change would be material to its consolidated financial statements or results of operations. The Company accounts for its acquisitions using the purchase method in accordance with SFAS No. 141, Business Combinations. Pro-forma information is not included for acquisitions completed in 2007 and 2006 as they were not material to the consolidated financial statements of the Company.

The total aggregate consideration and purchase price allocation for all of the Company’s acquisitions, for the years ended December 31, 2007 and 2006, are as follows (in thousands):

	Year Ended December 31,
	2007	2006

Purchase Consideration
Cash paid, net of cash acquired	$6,888	$49,056
Common stock and warrants issued and payable	—	32,013
Purchase price payable	500	—
Transaction-related costs	178	520

	$7,566	$81,589

Purchase Price Allocation
Current and noncurrent assets	$323	$6,078
Prepaid spectrum license fees	—	19,288
Spectrum and intangible assets	8,300	47,395
Goodwill	1,158	20,723
Current and other long-term liabilities	(2,215)	(11,895)

Net assets acquired	$7,566	$81,589

Dispositions

NextNet — On June 30, 2006 Clearwire and Motorola executed a Stock Purchase Agreement in which Motorola agreed to purchase 100% of the outstanding NextNet stock for a purchase price of $50.0 million in cash. The sale of NextNet resulted in a gain of $19.8 million, comprised of aggregate proceeds from the sale of

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$47.1 million less the book value of net assets sold of $26.1 million and transaction related costs of $1.2 million, which consists of legal fees and employee related termination costs. The transaction closed on August 29, 2006.

The carrying value of the assets and liabilities sold during 2006 are as follows (in thousands):

Inventory	$8,895
Property, plant and equipment	4,620
Other current and long-term assets	8,387
Intangible assets	5,211
Goodwill	9,352

Total assets	36,465

Current liabilities	9,888
Other long-term liabilities	490

Total liabilities	10,378

Net assets disposed	$26,087

In connection with the sale of NextNet, Clearwire and Motorola also entered into agreements for the purchase of certain infrastructure and supply inventory from NextNet (“Supply Agreement”). These agreements cover a number of topics, including, but not limited to, certain technology development projects and future Clearwire purchase commitments and a maximum Motorola pricing schedule for network equipment from NextNet. The aggregate price paid by Clearwire in any calendar year will be no less favorable than the aggregate price paid by other customers contemporaneously buying similar or lesser aggregate purchases. Clearwire is committed to purchase no less than $150.0 million of equipment products from Motorola in the first two years after the effective date of the Supply Agreement. Clearwire is also committed to purchase no less than 25.0% of its Worldwide Interoperability for Microwave Access (“WiMAX”) subscriber handsets from Motorola as long as the capabilities and costs of the handsets (and the availability of such handsets) are equal for a given product in similar quantities or service offered by Motorola and another supplier or suppliers. These commitments are effective for an initial term of eight years and will be automatically renewed for consecutive one year terms unless either party notifies the other party in writing of its intent to terminate the agreements at least one hundred and twenty days prior to the expiration of the initial term or any renewal thereof. Clearwire has also committed to use Motorola as its 100.0% exclusive supplier for specified Wireless Broad Band Infrastructure products until the fifth anniversary date of the agreement. After the fifth anniversary date the commitment is reduced to 51.0% until the term ends on August 29, 2014. For the period from the effective date of the agreement of August 29, 2006, through December 31, 2007, total purchases from Motorola under these agreements were $98.4 million. The remaining commitment was $51.6 million at December 31, 2007.

Due to Clearwire’s continuing involvement in NextNet through the various agreements described above, the sale of NextNet was not classified as discontinued operations in the financial statements as it did not meet the discontinued operations criteria specified in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining whether to report Discontinued Operations.

Financing

In an effort to simply its capital structure, access incremental borrowing availability, and extend debt maturities, on July 3, 2007, the Company entered into a senior term loan facility providing for loans of up to $1.0 billion. The Company borrowed $379.3 million under the senior term loan facility on the date of closing and repaid obligations under its existing $125.0 million term loan and fees and costs attributable to the senior term loan facility. The remainder is being used for capital expenditures, working capital and general corporate purposes. On

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 15, 2007, the Company borrowed the remaining amount of approximately $620.7 million under the senior term loan facility, and fully retired the senior secured notes, originally due 2010, for a price of 102.5% of the aggregate principal amount outstanding of approximately $620.7 million plus accrued and unpaid interest to the date of redemption and the remaining portion of the interest escrow. The $1.0 billion senior secured term loan facility provides for quarterly amortization payments aggregating an annual amount equal to 1.00% of the original principal amount of the term loans prior to the maturity date, with the remaining balance due on July 3, 2012. In general, borrowings under the senior term loan facility bear interest based, at the Company’s option, at either the Eurodollar rate or an alternate base rate, in each case plus a margin. The rate of interest for borrowings under the new senior term loan facility is the Eurodollar rate plus 6.00% or the alternate base rate plus 5.00%, with interest payable quarterly with respect to alternate base rate loans, and with respect to Eurodollar loans, interest is payable in arrears at the end of each applicable period, but at least every three months. The weighted average rate under this facility was 11.06% at December 31, 2007. See Note 10, Long-Term Debt, for additional discussion.

On November 2, 2007, the Company entered into an Incremental Facility Amendment (the “Amendment”) with Morgan Stanley Senior Funding, Inc, as administrative agent, term lender and co-lead arranger, Wachovia Bank N.A. as term lender, and Wachovia Capital Markets, LLC, as co-lead arranger, which amended the Credit Agreement dated July 3, 2007 (the “Credit Agreement”) to provide an additional $250.0 million in term loans. This additional funding, which closed on the same date, increases the size of the Company’s senior secured term loan facility to $1.25 billion. The Company will use the additional proceeds to further support its expansion plans and for general corporate purposes. The material terms of the incremental term loans are the same as the terms of the loans under the original senior secured term loan facility.

In connection with the repayment of the $125.0 million term loan and the retirement of the $620.7 million senior secured notes due 2010, the Company recorded a $159.2 million loss on extinguishment of debt, which was primarily due to the write-off of the unamortized portion of the proceeds allocated to the warrants originally issued in connection with the senior secured notes and the related deferred financing costs. In connection with the $1.0 billion senior term loan facility, the Company recorded deferred financing cost of $27.7 million which is being amortized over the five year term of the loan. In connection with the Amendment, the Company recorded additional deferred financing costs of $2.5 million which are being amortized over the remaining term of the loan.

The senior term loan facility contains financial, affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants in the new senior secured term loan facility include, among other things, limitations (each of which shall be subject to standard and customary and other exceptions for financings of this type) on its ability to: declare dividends and make other distributions, redeem or repurchase its capital stock, prepay, redeem or repurchase certain subordinated indebtedness, make loans or investments (including acquisitions), incur additional indebtedness, grant liens, enter into sale-leaseback transactions, modify the terms of subordinated debt or certain other material agreements, change its fiscal year, restrict dividends from our subsidiaries or restrict liens, enter into new lines of business, recapitalize, merge, consolidate or enter into certain acquisitions, sell our assets, and enter into transactions with its affiliates.

Other Agreements

BellSouth — On May 29, 2007, the Company closed an agreement with BellSouth Corporation to acquire for an aggregate price of $300.0 million all interests in SFT Spectrum, LLC and BWC Spectrum, LLC, which collectively held all of AT&T Inc.’s leases and licenses for 2.5 GHz spectrum. These entities were wholly-owned subsidiaries of BellSouth Corporation, which is wholly-owned by AT&T, Inc. as a result of a merger that closed in December 2006. Based on the terms of the agreement, the acquisition was treated as a purchase of assets under EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The Company finalized the allocation estimates during the third quarter and recorded $196.8 million as purchased spectrum rights and $103.2 million as leased spectrum based on the fair values of the owned and leased spectrum.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subscription Agreement — Clearwire and Motorola signed a Subscription Agreement on June 30, 2006, under which Motorola agreed to purchase 16,666,666 shares of Clearwire’s Class A common stock at $18.00 per share for a purchase price of $300.0 million. The agreement with Motorola includes certain limited anti-dilution features. The transaction closed on August 29, 2006.

Common Stock Purchase Agreement — Clearwire and Intel Capital Corporation (“Intel Capital”), a Delaware corporation and wholly owned subsidiary of Intel Corporation (“Intel”), signed a Common Stock Purchase Agreement on June 28, 2006, under which Intel Capital agreed to purchase a total of 33,333,333 shares of Clearwire’s Class A and Class B common stock, 23,427,601 shares and 9,905,732 shares, respectively, at $18.00 per share for a total purchase price of $600.0 million. The agreement includes certain limited anti-dilution features which would terminate upon the closing of the Company’s initial public offering. The transaction closed on August 29, 2006.

Concurrently with the Common Stock Purchase Agreement, Clearwire and Intel entered into a mobile WiMAX network Collaboration Agreement (“Collaboration Agreement”). Under the Collaboration Agreement, Clearwire agreed to use commercially reasonable efforts to develop and deploy a mobile WiMAX network in the United States, and Intel agreed to use commercially reasonable efforts to cause certain WiMAX capable end user devices to be compatible for use on Clearwire’s network.

Preemptive Rights Exercises — In August 2006, in connection with the exercise of preemptive rights triggered by the sale of common stock to Intel and Motorola described above, Clearwire entered into subscription agreements with the holders of its outstanding stock of the sale of an aggregate of 8,603,116 shares of Clearwire’s Class A Common Stock at $18.00 per share for an aggregate purchase price of $154.9 million. The agreements include certain limited anti-dilution features. The transactions closed in August and October of 2006.

Agreements with Bell Canada — In March 2005, Bell Canada (“Bell”), a Canadian telecommunications company which is a subsidiary of BCE Inc. (“BCE”), purchased 8,333,333 shares of Clearwire’s Class A common stock for $100.0 million. At the time of Bell’s investment in Clearwire, Bell, Clearwire and Eagle River Holdings, LLC (“ERH”) also entered into a separate agreement and Bell and BCE Nexxia Corporation (“BCE Nexxia”), an affiliate of Bell, entered into a Master Supply Agreement (“Master Supply Agreement”) dated March 16, 2005 with Clearwire.

Under the Master Supply Agreement, Bell and BCE Nexxia provide or arrange for the provision of hardware, software, procurement services, management services and other components necessary for Clearwire to provide Voice over Internet Protocol (“VoIP”) services to their subscribers in the United States and provide day-to-day management and operation of the components and services necessary for Clearwire to provide these VoIP services. Clearwire has agreed to use Bell Canada and BCE Nexxia exclusively to provide such service unless such agreement violates the rights of third parties under its existing agreements. Bell and BCE Nexxia are Clearwire’s and its affiliates’ preferred providers of these services and applications in markets beyond the United States, to the extent permitted under its existing agreements. In addition to these services, the Master Supply Agreement grants Bell and BCE Nexxia certain rights with respect to future service offerings by Clearwire and its affiliates. Under the Master Supply Agreement, BCE Nexxia and Bell will be compensated by Clearwire either in shares of Clearwire’s Class A common stock or cash. Total fees paid for new subscribers under the Master Supply Agreement were $112,000, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. Amounts paid for supplies, equipment and other services purchased through Bell Canada or BCE were $6.0 million, $7.5 million and $15.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Master Supply Agreement can be terminated for convenience on twelve months notice by either party at any time beginning on or after October 1, 2007. On October 29, 2007, the Company delivered a notice of termination of the Master Supply Agreement to BCE Nexxia and the agreement should terminate on October 29, 2008, unless it is extended by the parties.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2004, the Company entered into two agreements with ITFS Spectrum Advisors, LLC (“ISA”) and ITFS Spectrum Consultants LLS (“ISC”). The agreements provided for payment to ISA and ISC in the form of warrants to purchase additional shares of Class A common stock in exchange for ISA and ISC providing opportunities for Clearwire to purchase or lease additional spectrum. Each of the agreements specifies a maximum consideration available under the agreement and, in 2005, the maximum consideration under the agreement with ISA was reached.

For the years ended December 31, 2007 and 2006, ISC earned approximately $181,000 and $400,000, respectively. During 2007 and 2006, $181,000 and $65,000 was paid in cash, respectively, and warrants to purchase 7,138 and 18,973 shares of Class A common stock, valued at $116,000 and $196,000, were issued, respectively. The maximum consideration under the agreement with ISC was reached in 2007. As of December 31, 2007, there was no payable remaining related to these agreements.

4.	Investments in Equity Investees

The Company’s ownership interests in equity investees, accounted for under the equity method, are as follows:

	December 31,
	2007	2006	2005

Danske Telecom A/S (“Danske”)	38.2%	38.2%	38.2%
MVS Net S.A. de C.V. (“MVS Net”)	29.2%	26.7%	26.7%

Denmark — Danske, a public limited company in Denmark is a telecommunications services provider holding spectrum licenses covering most of the major markets in Denmark. Danske offers wireless broadband Internet services to consumers and businesses in multiple markets in Denmark over a network deploying NextNet equipment. Clearwire acquired an equity interest in Danske in 2005 and has invested a total of $12.2 million through December 31, 2007. Revenues and related cost of goods and services sold to Danske by NextNet through August 29, 2006 have been eliminated. Clearwire’s investment in Danske has been reduced by $6.1 million for its proportionate share of losses since inception, of which approximately $2.6 million, $3.3 million and $288,000 was incurred during the years ended December 31, 2007, 2006 and 2005, respectively. Total assets and total liabilities of Danske at December 31, 2007 were $27.5 million and $20.4 million. Total assets and total liabilities of Danske at December 31, 2006 were $36.8 million and $19.0 million.

Mexico — MVS Net, S.A. de C.V. (“MVS Net”) is a Mexican telecommunications company in which Clearwire acquired an equity interest in 2004 and has invested a total of $30.3 million through December 31, 2007. Revenues and related costs of goods and services sold to MVS Net by NextNet through August 29, 2006 have been eliminated. Clearwire’s investment in MVS Net has been reduced by $8.7 million for its proportionate share of losses since inception, of which approximately $2.2 million, $1.9 million, and $3.7 million was incurred during the years ended December 31, 2007, 2006 and 2005, respectively. Total assets and total liabilities of MVS Net at December 31, 2007 were $25.2 million and $16.7 million. Total assets and total liabilities of MVS Net at December 31, 2006 were $28.1 million and $16.7 million.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments

Investments as of December 31, 2007 and 2006 consist of the following (in thousands):

	December 31, 2007				December 31, 2006
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-term
Commercial paper	$7,500	$—	$—	$7,500	$90,232	$—	$—	$90,232
Corporate bonds	7,970	15	—	7,985	226,316	15	(85)	226,246
US Government and Agency Issues	51,544	3	(20)	51,527	64,270	21	(26)	64,265
Municipal bonds	—	—	—	—	91,975	—	—	91,975
Auction rate securities	—	—	—	—	116,575	—	—	116,575
Other securities	—	—	—	—	74,351	—	—	74,351

Total	$67,014	$18	$(20)	$67,012	$663,719	$36	$(111)	$663,644

Long-term
Auction rate securities	95,922	—	(7,290)	88,632	—	—	—	—

Total	$95,922	$—	$(7,290)	$88,632	$—	$—	$—	$—

Marketable debt and equity securities that are available for current operations are classified as short-term available-for-sale investments, and are stated at fair value. Auction rate securities without readily determinable market values are classified as long-term available-for-sale investments and are stated at fair value. Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income (loss). Realized losses are recognized when a decline in fair value is determined to be other-than-temporary. Realized gains and losses are determined on the basis of the specific identification method. Gross realized losses were $5.8 million for 2007, and there were no significant realized losses in 2006 or 2005. There were no significant gains in 2007, 2006, or 2005.

The cost and fair value of investments at December 31, 2007, by contractual years-to-maturity, are presented below (in thousands):

	Cost	Fair Value

Due within one year	$67,014	$67,012
Due ten years or greater	41,280	33,990
No contractual maturites	54,642	54,642

Total	$162,936	$155,644

The following table summarizes investments that have unrealized losses as of December 31, 2007 (in thousands):

	Less Than		Greater Than
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

US Government and Agency Issues	$49,328	$(20)	$—	$—	$49,328	$(20)
Auction rate securities	29,160	(7,290)	—	—	29,160	(7,290)

	$78,488	$(7,310)	$—	$—	$78,488	$(7,310)

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company held available for sale short-term and long-term investments with a total fair value of $155.6 million and a cost of $162.9 million. During the year ended December 31, 2007, the Company incurred other-than-temporary impairment losses and realized losses of $35.0 million related to a decline in the estimated fair values of a number of short-term and long-term investment securities. Included in the Company’s investments were auction rate securities with a fair value of $88.6 million and a cost of $95.9 million. Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 30 or 90 days through an auction process. The auction rate securities are classified as available for sale and are recorded at fair value.

Beginning in August 2007, the auctions failed to attract buyers and sell orders could not be filled. Due to current market conditions, the Company is unable to estimate when the auctions will resume. When an auction fails, the security resets to a maximum rate as determined in the security documents. These rates vary from LIBOR + 84 basis points to LIBOR + 100 basis points. While the Company continues to earn interest on these investments at the maximum contractual rate, until the auctions resume, the investments are not liquid and it may not have access to these funds until a future auction on these investments is successful. At December 31, 2007, the estimated fair value of these auction rate securities no longer approximates cost and the Company recorded other-than-temporary impairment losses and realized losses on its auction rate securities of $32.3 million for the year ended December 31, 2007. For certain other auction rate securities, the Company recorded an unrealized loss of $7.3 million in other comprehensive income reflecting the decline in the estimated fair value of these securities. The Company considers these declines in fair value to be temporary given its consideration of the collateral underlying these securities and its conclusion that the declines are related to changes in interest rates rather than any credit concerns related to the underlying assets. Additionally, the Company has the intent and ability to hold the investments until maturity or for a period of time sufficient to allow for any anticipated recovery in market value.

In addition to the above mentioned securities, the Company holds one commercial paper security issued by a structured investment vehicle that was placed in receivership in September 2007 for which an insolvency event was declared by the receiver in October 2007. The Issuer invests in residential and commercial mortgages and other structured credits including sub-prime mortgages. At December 31, 2007, the estimated fair value of this security was $7.5 million based on the Company’s internally generated pricing models. During 2007 the Company recognized losses of $2.5 million related to this commercial paper security. A restructuring plan for this security is expected by mid 2008.

The Company estimated the fair value of these securities using internally generated pricing models that require various inputs and assumptions and the Company also uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the investment, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs are readily observable, market corroborated, or unobservable. The Company maximizes the use of observable inputs to the pricing models where quoted market prices from securities and derivatives exchanges are available and reliable. The Company typically receives external valuation information for U.S. Treasuries, other U.S. Government and Agency securities, as well as certain corporate debt securities, money market funds and certificates of deposit. The Company also uses certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and relies, to a certain extent, on management’s own assumptions about the assumptions that market participant would use in pricing the security. In these instances, fair value is determined by analysis of historical and forecasted cash flows, default probabilities and recovery rates, time value of money and discount rates considered appropriate given the level of risk in the security and associated investor yield requirements. Extrapolation or other methods are applied to observable market or other data to estimate assumptions that are not observable. The internally derived values are compared to values received from brokers for reasonableness. The Company’s internally generated pricing models may include its own data and require us to use judgment in interpreting relevant market data, matters of uncertainty and matters that are inherently subjective in nature. The use of different judgments and assumptions could result in different presentations of pricing and security prices could change significantly based on market conditions.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investments in auction rate securities represent interests in collateralized debt obligations supported by preferred equity securities of small to medium sized insurance companies and financial institutions and asset backed capital commitment securities supported by high grade, short term commercial paper and a put option from a monoline insurance company. These auction rate securities were rated AAA/Aaa or AA/Aa by Standard & Poors and Moody’s rating services at the time of purchase and their ratings have not changed as of December 31, 2007. With regards to the asset backed capital commitment securities, both rating agencies have placed the issuer’s ratings under review for possible downgrade.

As issuers and counterparties to the Company’s investments announce financial results in the coming quarters, it is possible that the Company may record additional losses and realize losses that are currently unrealized. The Company will continue to monitor its investments for substantive changes in relevant market conditions, substantive changes in the financial condition and performance of the investments’ issuers and other substantive changes in these investments.

The stated maturity of these securities is longer than 10 years; however, because we considered them to be highly liquid and available for operations, our convention was to use the next auction date, which occurs every 30 to 90 days, as the effective maturity date and these securities were recorded as short-term investments. Current market conditions do not allow the Company to estimate when the auctions for its auction rate securities will resume. As a result, during 2007 the Company reclassified its auction rate securities from short-term investments to long-term investments.

6.	Property, Plant and Equipment

Property, plant and equipment as of December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006

Network and base station equipment	$305,635	$161,875
Customer premise equipment	89,120	47,700
Furniture, fixtures and equipment	55,548	20,546
Leasehold improvements	13,488	8,340
Construction in progress	233,120	112,669

	696,911	351,130
Less: accumulated depreciation	(124,582)	(48,332)

	$572,329	$302,798

The Company follows the provisions of SFAS No. 34 with respect to its owned FCC licenses and the related construction of its network infrastructure assets. Capitalization commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases when the construction is substantially complete and available for use generally when a market is launched.

Interest capitalized for the years ended December 31, 2007 and 2006 was $29.0 million and $16.6 million, respectively. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $80.3 million, $38.5 million and $10.9 million, respectively.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Spectrum Licenses, Goodwill, and Other Intangible Assets

Spectrum licenses, goodwill, and other intangible assets as of December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31, 2007				December 31, 2006
		Gross			Gross
	Weighted	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Average Life	Value	Amortization	Value	Value	Amortization	Value

Goodwill	Indefinite	$35,666	$—	$35,666	$30,908	$—	$30,908

Indefinite-lived intangibles:
Spectrum licenses	Indefinite	397,972	—	397,972	157,260	—	157,260
Trade names and trademarks	Indefinite	120	—	120	34	—	34

Total indefinite-lived intangibles		398,092	—	398,092	157,294	—	157,294

Definite-lived intangibles:
Existing technology	5 years	3,713	(371)	3,342	—	—	—
Customer relationships	5 years	5,169	(691)	4,478	335	(74)	261
Patents and other	12 years	1,466	(396)	1,070	1,427	(193)	1,234
Spectrum licenses	16 years	78,125	(5,194)	72,931	65,814	(1,797)	64,017
Noncompete agreements	3 years	250	(160)	90	250	(76)	174

Total definite-lived intangibles		88,723	(6,812)	81,911	67,826	(2,140)	65,686

Total spectrum and intangibles		$486,815	$(6,812)	$480,003	$225,120	$(2,140)	$222,980

The changes in the carrying value of goodwill for the years ended December 31, 2007 and 2006 is as follows (in thousands):

January 1, 2006	$16,623
Goodwill acquired during the period including effects of foreign
currency translation of $2.9 million	23,637
Goodwill related to business dispositions	(9,352)

December 31, 2006	30,908
Goodwill acquired during the period including effects of foreign
currency translation of $3.6 million	4,758

December 31, 2007	$35,666

Based on the identified intangible assets recorded as of December 31, 2007, future amortization of intangible assets, not including spectrum leases pending FCC approval, is expected to be as follows (in thousands):

2008	$5,721
2009	6,846
2010	6,757
2011	6,709
2012	5,859
Thereafter	50,019

Total	$81,911

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives and other relevant factors.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization of $4.4 million, $2.5 million and $964,000, respectively, on spectrum licenses and other intangibles.

Purchased Spectrum Rights and other intangibles — Spectrum licenses, which are issued on both a site-specific and a wide-area basis, authorize wireless carriers to use radio frequency spectrum to provide service to certain geographical areas in the United States and internationally. These licenses are generally acquired by the Company either directly from the governmental authority in the applicable country, which in the United States is the Federal Communications Commission (“FCC”), or through a business combination or an asset purchase, and are considered indefinite-lived intangible assets, except for the licenses acquired in Poland, Spain, Germany and Romania which are considered definite-lived intangible assets due to limited license renewal history within these countries.

During the year ended December 31, 2007, the Company paid consideration of $226.7 million relating to purchased spectrum rights, which was comprised of $222.5 million in cash and $4.2 million in the form of warrants and common stock. Of this cash paid during December 31, 2007, $196.8 million related to the purchased spectrum rights acquired from BellSouth Corporation (see Note 3, Significant Transactions, for additional information regarding BellSouth). Also, during the year ended December 31, 2007, the Company acquired intangibles related to acquisitions of $8.3 million, of which $4.6 million was allocated to customer relationships and $3.7 million was allocated to existing technology, and paid an additional $373,000 in cash relating to other intangible assets, primarily customer relationships.

During the year ended December 31, 2006 the Company paid consideration of $88.5 million, comprised of $88.2 million in cash and $300,000 in the form of warrants and common stock, to purchase spectrum rights.

Prepaid Spectrum License Fees - The Company also leases spectrum from third parties who hold the spectrum licenses. These leases are accounted for as executory contracts, which are treated like operating leases. Consideration paid to third-party holders of these leased licenses at the inception of a lease agreement is accounted for as prepaid spectrum license fees and is expensed over the term of the lease agreement, including renewal terms, as applicable. Future commitments under these leases are disclosed in Note 11.

During the year ended December 31, 2007, consideration paid relating to prepaid spectrum license fees was $256.5 million, which was comprised of $239.4 million in cash and $17.1 million in the form of warrants and common stock. Cash paid related to the purchase of leased spectrum from BellSouth was $103.2 million. In addition, during 2007, the Company received $6.0 million in cash relating to the sale of spectrum licenses.

During the year ended December 31, 2006, cash consideration paid relating to prepaid spectrum license fees was $148.7 million, comprised of $85.0 million in cash and $63.7 million in the value of warrants and common stock.

For the years ended December 31, 2007, 2006, and 2005, the Company recorded amortization of $37.9 million, $6.3 million and $2.9 million, respectively, of leased spectrum.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006

Accounts payable	$42,327	$41,710
Accrued interest	11,643	27,272
Salaries and benefits	17,697	12,095
Other	30,780	27,139

	$102,447	$108,216

9.	Income Taxes

Components of deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows (in thousands):

	December 31,
	2007	2006

Current deferred tax assets	$6,981	$4,233

Noncurrent deferred tax assets:
Net operating loss carryforward	430,345	184,771
Other	21,535	5,012

Total deferred tax assets	458,861	194,016
Valuation allowance	(441,432)	(170,797)

Net deferred tax assets	17,429	23,219

Noncurrent deferred tax liabilities:
Spectrum licenses	33,673	28,938
Property, equipment and other long-term assets	25,791	7,150
Bond issuance cost — warrant valuation	753	4,225
Other intangibles	—	124

Total deferred tax liabilities	60,217	40,437

Net deferred tax liabilities	$42,788	$17,218

As of December 31, 2007, the Company had federal tax net operating loss carryforwards in the United States of approximately $969.2 million. A portion of the net operating loss carryforward will be subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986. The net operating loss carryforwards begin to expire in 2021. The Company had approximately $224.2 million of tax net operating loss carryforwards in foreign jurisdictions as of December 31, 2007. Of the $224.2 million of tax net operating loss carryforwards in foreign jurisdictions, $114.9 million has no statutory expiration date, $94.5 million begins to expire in 2015, and the remainder of $14.8 million begins to expire in 2010.

The Company has recorded a valuation allowance against a substantial portion of the deferred tax assets. Management has reviewed the facts and circumstances, including the limited history and the projected future tax losses, and determined that it is appropriate to reduce a portion of the gross deferred tax assets. The remaining deferred tax asset will be reduced by schedulable deferred tax liabilities. The net deferred tax liabilities are related

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to certain intangible assets, including certain spectrum assets, which are not amortized for book purposes. The net change in the valuation allowance for the years ended December 31, 2007, 2006 and 2005 was an increase of $270.6 million, $103.7 million, and $48.4 million, respectively. Net noncurrent deferred tax liabilities of $43.1 million are included in other long-term liabilities as of December 31, 2007.

The Company incurs significant deferred tax liabilities related to the spectrum licenses. Since there is no amortization on certain acquired spectrum licenses for book purposes and the Company cannot estimate the amount, if any, of deferred tax liabilities related to those acquired spectrum licenses which will reverse in future periods, the valuation allowance has been increased accordingly. The Company continues to amortize acquired spectrum licenses for federal income tax purposes. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of approximately $5.4 million for the year ended December 31, 2007.

The income tax provision consists of the following for the year ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current taxes:
International	$107	$21	$—
Federal	—	—	—
State	101	—	—

Total current taxes	208	21	—
Deferred taxes:
International	(121)	—	—
Federal	4,985	2,582	1,389
State	355	378	70

Total deferred taxes	5,219	2,960	1,459

Income tax provision	$5,427	$2,981	$1,459

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

	Year Ended December 31,
	2007	2006	2005

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	2.4	3.0	0.3
Other, net	(1.2)	(2.6)	(2.6)
Valuation allowance	(36.9)	(36.4)	(33.8)

Effective income tax rate	(0.7)%	(1.0)%	(1.1)%

The Company adopted the provisions of FASB Interpretation Number 48 (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance or derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of January 1, 2007, the Company had no unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended December 31, 2007.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its Subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of the date of adoption of FIN 48 and the year ended December 31, 2007, the tax returns for 2003 through 2006 remain open to examination by the Internal Revenue Service and various state tax authorities. In addition, the Company has acquired U.S. and foreign entities which operated prior to 2003. Most of the acquired entities generated losses for income tax purposes and remain open to examination by U.S. and foreign tax authorities as far back as 1998.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48 and the year ended December 31, 2007, the Company had accrued no interest or penalties related to uncertain tax positions.

10.	Long-term debt

	December 31,
	2007	2006
	(In thousands)

11% Senior Secured Notes due in 2010, principal at maturity: $260.3 million	$—	$215,601
11% Additional Senior Secured Notes due in 2010, principal at maturity: $360.4 million	—	295,087
Secured $125.0 million loan from Morgan Stanley Senior Funding, Inc. due in August 2009, 1% of principal due annually; residual at maturity	—	125,000
$1.25 billion Senior Term Loan facility, due in 2012, 1% of principal due annually; resididual at maturity	1,246,875	—
Secured $10.0 million loan from BCE Nexxia Corporation due in July 2008, principal at maturity: $10.0 million	10,000	10,000

	1,256,875	645,688
Less: current portion	(22,500)	(1,250)

Total long-term debt	$1,234,375	$644,438

Senior Term Loan facility — In an effort to simplify its capital structure, access incremental borrowing availability, and extend debt maturities, on July 3, 2007, the Company entered into a senior term loan facility providing for loans of up to $1.0 billion. The Company borrowed $379.3 million under the senior term loan facility on the date of closing and repaid obligations under the $125.0 million term loan and fees and costs attributable to the senior term loan facility. On August 15, 2007, the Company borrowed the remaining amount of approximately $620.7 million under the senior term loan facility, and fully retired its senior secured notes, originally due 2010, for a price of 102.5% of the aggregate principal amount outstanding of approximately $620.7 million plus accrued and unpaid interest to the date of redemption and the remaining portion of the interest escrow. The $1.0 billion senior secured term loan facility provides for quarterly amortization payments aggregating an annual amount equal to 1.00% of the original principal amount of the term loans prior to the maturity date, with the remaining balance due on July 3, 2012. In general, borrowings under the senior term loan facility bear interest based, at the Company’s option, at either the Eurodollar rate or an alternate base rate, in each case plus a margin. The rate of interest for borrowings under the new senior term loan facility is the Eurodollar rate plus 6.00% or the alternate base rate plus 5.00%, with interest payable quarterly with respect to alternate base rate loans, and with respect to Eurodollar loans, interest is payable in arrears at the end of each applicable period, but at least every three months. The weighted average rate under this facility was 11.06% at December 31, 2007.

In connection with the repayment of the $125.0 million term loan and the retirement of the $620.7 million senior secured notes due 2010, the Company recorded a $159.2 million loss on extinguishment of debt, which was

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily due to the write-off of the unamortized portion of the proceeds allocated to the warrants originally issued in connection with the senior secured notes and the related deferred financing costs. In connection with the $1.0 billion senior term loan facility, the Company recorded a deferred financing cost of $27.7 million which is being amortized over the five year term of the loan.

On November 2, 2007, the Company entered into an Incremental Facility Amendment (the “Amendment”) with Morgan Stanley Senior Funding, Inc, as administrative agent, term lender and co-lead arranger, Wachovia Bank N.A. as term lender, and Wachovia Capital Markets, LLC, as co-lead arranger, which amended the Credit Agreement dated July 3, 2007 (the “Credit Agreement”) to provide the Company with an additional $250.0 million in term loans. The Company recorded a deferred financing cost of $2.5 million related to this additional funding, which is being amortized over the remaining term of the loan. This additional funding, which closed on the same date, increases the size of the Company’s senior secured term loan facility to $1.25 billion. The Company will use the additional proceeds to further support its expansion plans and for general corporate purposes. The material terms of the incremental term loans are the same as the terms of the loans under the original senior secured term loan facility.

As of December 31, 2007, $1.25 billion in aggregate principal amount was outstanding under the senior secured term loan facility, with an approximate fair market value of $1.20 billion.

The senior term loan facility contains financial, affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants in the new senior secured term loan facility include, among other things, limitations (each of which shall be subject to standard and customary and other exceptions for financings of this type) on its ability to: declare dividends and make other distributions, redeem or repurchase its capital stock, prepay, redeem or repurchase certain subordinated indebtedness, make loans or investments (including acquisitions), incur additional indebtedness, grant liens, enter into sale-leaseback transactions, modify the terms of subordinated debt or certain other material agreements, change its fiscal year, restrict dividends from our subsidiaries or restrict liens, enter into new lines of business, recapitalize, merge, consolidate or enter into certain acquisitions, sell our assets, and enter into transactions with its affiliates.

Term Loan — In August 2006, Clearwire signed a loan agreement with Morgan Stanley Senior Funding, Inc., Merrill Lynch Capital Corporation, and JP Morgan Chase Bank, N.A. for a term loan in the amount of $125.0 million. The loan was secured by certain spectrum assets of Clearwire entities, as specified in the loan agreement. The loan was set to mature in August 2009 and the proceeds of the loan were available for general corporate purposes. This note was repaid in July 2007 with the proceeds from the Senior-term loan facility.

BCE Nexxia Corporation Financing — As required under the Master Supply Agreement with Bell and BCE Nexxia and in order to assist funding capital expenses and start-up costs associated with the deployment of VOIP services, BCE Nexxia agreed to make available to Clearwire financing in the amount of $10.0 million. BCE Nexxia funded the entire amount on June 7, 2006. The loan is secured by a security interest in the telecommunications equipment and property related to VoIP and bears interest at 7.00% per annum and is due and payable in full on July 19, 2008. At December 31, 2007, the Company had $1.2 million of accrued interest related to the BCE Nexxia loan. The loan balance outstanding as of December 31, 2007 was $10.0 million, with an approximate fair market value of $9.7 million.

11% Senior Secured Notes due 2010 — In August 2005 the Company completed the sale of $260.3 million in principal amount of senior secured notes (the “Notes”) due 2010. In connection with the sale of the Notes, the Company also issued warrants (the “Warrants”) to the purchasers of the Notes entitling them to purchase up to 6,942,552 shares of the Company’s Class A common stock. In addition, the Company granted the purchasers of the Notes a one-time option to acquire up to an equivalent amount of additional Notes and Warrants for a period of 180 days following the issuance of the Notes. This option was exercised in February 2006 when the Company completed the sale of $360.4 million senior secured notes to new and existing holders. In connection with the sale of the additional notes, the Company also issued 9,609,334 Warrants to the purchasers of the additional notes entitling

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

them to purchase shares of the Company’s Class A common stock. The terms of the Warrants are substantially identical to the original warrants. In August 2007, the Company fully retired the Senior Secured Notes.

Terms of the Warrants — Holders of Warrants issued in connection with the Notes and Additional Notes may exercise their Warrants at any time at an exercise price of $15.00. The Company granted the holders of the Warrants registration rights covering the shares subject to issuance under the Warrants. The Warrants expire on August 5, 2010.

In connection with the registration rights agreement, the Company filed a resale registration statement, which was effective on August 28, 2007, on Form S-1 registering the resale of shares of Class A common stock issuable upon the exercise of the Warrants. The Company must maintain the registration statement in effect (subject to certain suspension periods) for at least two years. If the Company fails to meet its obligations to maintain that registration statement, the Company will be required to pay to each affected Warrant holder an amount in cash equal to 2% of the purchase price of such holder’s Warrants. In the event that the Company fails to make such payments in a timely manner, the payments will bear interest at a rate of 1% per month until paid in full. This registration rights agreement also provides for incidental registration rights in connection with follow-on offerings, other than issuances pursuant to a business combination transaction or employee benefit plan. The Company does not consider payment of any such penalty to be probable as of December 31, 2007, and has therefore not recorded a liability for this contingency.

Interest Expense, net — Interest expense, net, included in the Company’s consolidated statements of operations, consists of the following for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Interest expense	$104,550	$69,116	$11,605
Amortization of deferred financing costs	6,703	3,934	898
Amortization of long-term debt discount	14,004	15,820	4,381
Capitalized interest	(28,978)	(16,590)	(2,261)

	$96,279	$72,280	$14,623

11.	Commitments and Contingencies

The Company’s commitments for non-cancelable operating leases consist mainly of leased spectrum license fees, office space, equipment and certain of its network equipment situated on leased sites, including land, towers and rooftop locations. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have initial terms of up to 30 years. Other operating leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling 20 to 25 years.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under spectrum license and operating lease obligations (including all optional renewal periods on operating leases) as of December 31, 2007, are as follows (in thousands):

	Leased	Operating
Years Ending December 31,	Spectrum	Lease	Total

2008	$39,226	$87,320	$126,546
2009	39,253	87,030	126,283
2010	39,915	86,868	126,783
2011	40,045	85,363	125,408
2012	45,068	84,896	129,964
Thereafter, including all renewal periods	1,557,749	1,629,062	3,186,811

	$1,761,256	$2,060,539	$3,821,795

Rent expense under operating leases was $77.6 million, $35.0 million, and $10.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition to the leased spectrum commitments above, in connection with various spectrum lease agreements the Company has commitments to provide Clearwire services to the lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures of the lessors over the term of the lease. During the year ended December 31, 2007, the Company satisfied $642,000 related to these commitments for the year ending December 31, 2007. The maximum remaining commitment at December 31, 2007 is $89.8 million and is expected to be incurred over the term of the related lease agreements, which range from 15-30 years.

Under the terms of the Supply Agreement that was entered into between Clearwire and Motorola on August 29, 2006, Clearwire is committed to purchase no less than $150.0 million of infrastructure equipment and other products from Motorola in the first two years after the effective date of August 29, 2006, subject to Motorola continuing to satisfy certain performance requirements and other conditions. The Company is also committed to purchase from Motorola, all Expedience modems and Expedience PC cards it provides to its subscribers for a period of five years and 51% of such products until the term of the agreement is completed on August 29, 2014, if certain conditions are met. For the period from the effective date of the agreement through December 31, 2007, total purchases from Motorola under these agreements were $98.4 million. The remaining commitment was $51.6 million at December 31, 2007.

As of December 31, 2007, the Company has minimum purchase agreements of approximately $57.8 million to acquire new spectrum.

Contingencies — During 2007, a cash payment of $17.0 million was received in connection with the sale of one of the Company’s investments, which was sold at a loss to a third party. Under certain circumstances, the Company may be required to return all or part of the payment to the counterparty to this transaction, and as such this amount has been recorded as a long-term liability.

In the normal course of business, Clearwire is party to various pending judicial and administrative proceedings. While the outcome of the pending proceedings cannot be predicted with certainty, Management believes that any unrecorded liability that may result will not to have a material adverse effect on our liquidity, financial condition or results of operations.

Indemnity Agreements — Flux Fixed Wireless, LLC (“FFW”), wholly owned by Mr. McCaw and ERH, and Clearwire entered into an Indemnification Agreement, dated November 13, 2003, pursuant to which Clearwire agreed to indemnify, defend and hold harmless FFW and any of its directors, officers, partners, employees, agents and spouses and each of its and their affiliates (each, an “Indemnitee”) to the fullest extent permitted by law for any claims made against an Indemnitee by reason of the fact that Indemnitee is, was or may be deemed a stockholder, director, officer, employee, controlling person, agent or fiduciary of Clearwire or any subsidiary of Clearwire.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Clearwire is obligated to pay the expenses of any Indemnitee in connection with any claims which are subject to the agreement.

Clearwire is currently a party to, or contemplating entering into, similar indemnification agreements with certain other of its officers and each of the other members of its Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements.

12.	Stockholders’ Equity

In August 2006, Intel Capital completed its purchase from Clearwire of 23,427,601 shares of Class A common stock and 9,905,732 shares of Class B common stock at $18.00 per share for a total purchase price of $600.0 million, pursuant to a Common Stock Purchase Agreement.

In August 2006, Clearwire entered into subscription agreements with the holders of its outstanding stock for the sale of an aggregate of 8,603,116 shares of Clearwire’s Class A common stock at $18.00 per share for an aggregate purchase price of $154.9 million. The agreements include certain limited anti-dilution features. The transactions closed on August 29, 2006, except for one agreement covering the sale of 1,222,222 shares which closed in October 2006.

On March 13, 2007, the Company completed the sale of 24,000,000 shares of its Class A common stock in its initial public offering. The shares were sold in the offering at a price of $25.00 per share, and the Company received net proceeds of $555.2 million, net of underwriters’ discount, commissions and other fees of $44.8 million. The Company has used these proceeds for market and network expansion, spectrum acquisitions and general corporate purposes.

Under Clearwire’s Certificate of Incorporation, as amended, it has the authority to issue 355,000,000 shares of capital stock as follows:

•	300,000,000 shares of Class A common stock, par value $0.0001 per share;

•	50,000,000 shares of Class B common stock, par value $0.0001 per share; and

•	5,000,000 shares of preferred stock, par value $0.0001 per share.

The following is a summary description of the Company’s common stock:

Class A common stock — The holders of Class A common stock are entitled to one vote per share, on each matter submitted to a vote by the stockholders.

Class B common stock — The holders of Class B common stock are entitled to ten votes per share, on each matter submitted to a vote by the stockholders. Class B common stock is convertible at any time at the option of its holders into shares of Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock.

Preferred stock — May be divided into one or more series. Each series will have the preferences, limitations and relative rights as determined by the Board of Directors. No series of preferred stock have been designated by the Board of Directors.

Ranking — With respect to rights on liquidation, dissolution or similar events, each holder of Class A and Class B common stock will receive the same amount of consideration per share, except that Class B common stock holders may receive securities in the transactions with terms that entitle them to ten votes per share.

Common stock and warrants payable — The Company engaged several parties to obtain spectrum on its behalf in exchange for rights to receive its common stock and warrants. As the rights are earned over the period of an acquisition of spectrum, these obligations can be outstanding for a period of time until FCC approval or other

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

milestones are met. The Company records common stock and warrants payable to recognize the timing difference when consideration has been received by the Company, but it has not yet issued securities to the counterparty.

13.	Share-Based Payments

On January 19, 2007, Clearwire’s Board of Directors adopted the 2007 Stock Compensation Plan (the “2007 Plan”), which authorizes the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to its employees, directors and consultants. The 2007 Plan was adopted by the Company’s stockholders on February 16, 2007. There are 15,000,000 shares of Class A common stock authorized under the 2007 Plan. Options granted under the 2007 Plan generally vest ratably over four years and expire no later than ten years after the date of grant. Shares to be awarded under the 2007 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired and held as treasury shares, or a combination thereof. At December 31, 2007 there were 8,558,574 shares available for grant under the 2007 Stock Option Plan.

Prior to the 2007 Plan, the Company had the following share-based arrangements: The Clearwire Corporation 2003 Stock Option Plan (the “2003 Stock Option Plan”) and The Clearwire Corporation Stock Appreciation Rights Plan (the “SAR Plan”). No additional stock options will be granted under the Company’s 2003 Stock Option Plan.

The Company applies SFAS 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Share-based compensation expense is based on the estimated grant-date fair value and is recognized net of a forfeiture rate on those shares expected to vest over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions disclosed for the years ended December 31, 2007, 2006 and 2005. The volatility used to calculate the fair value of non-employee stock option grants for 2007, 2006 and 2005 and employee stock option grants for 2007 and 2006 is based on both average historical volatility from common shares of a group of the Company’s peers and the Company’s own historical volatility. There is a 0% expected dividend yield as there are no plans to pay future dividends. The expected life of options granted is based on the simplified calculation of expected life, described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, or SAB No. 107, Share-Based Payment, due to lack of option exercise history. The risk-free interest rate is based on the zero-coupon U.S Treasury bond, with a term equal to the expected life of the options.

Compensation cost recognized for these plans for the year ended December 31, 2007, 2006 and 2005 is presented as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Cost of service	$138	$819	$204
Selling, general and administrative	42,633	13,427	2,338

Total	$42,771	$14,246	$2,542

Stock Options

Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB 25. Stock options granted at prices below fair market value at the date of grant were considered compensatory, and compensation expense has been deferred and is being recognized over the option vesting period using the graded vesting method. Compensation expense is based on the excess of the fair market value of the underlying common stock at the date of grant over the exercise price of the option.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also granted stock options to employees of entities under common control who performed services to the Company to purchase shares of the Company’s Class A common stock. In accordance with EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation Under APB No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and SFAS No. 123(R), the fair value of such options was recorded as a dividend and a charged against additional paid-in capital on the line item, deferred share-based compensation. A total of $1.5 million, $2.4 million, and $34,000 was recorded, as a dividend, for the years ended December 31, 2007, 2006 and 2005, respectively.

During the year ended December 31, 2007 the Company granted 727,000 options to non-employee consultants, of which 250,000 were forfeited. These options are adjusted to current fair value each quarter during their vesting periods as services are rendered. During the year ended December 31, 2007, the Company recognized $345,000 expense and had $2.3 million of unamortized expense as of December 31, 2007 related to these options. Expense for the year ended December 31, 2006 was $1.3 million.

A summary of option activity from January 1, 2005 through December 31, 2007 is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value As of
	Number of	Exercise	Term	12/31/2007
	Options	Price	(Years)	(In millions)

Options outstanding — January 1, 2005	6,906,406	$4.59	9.6

Granted	1,215,311	10.74
Forfeited	(168,859)	6.18

Options outstanding — December 31, 2005	7,952,858	5.58	8.7

Granted	3,942,304	16.95
Forfeited	(568,048)	10.84
Exercised	(56,709)	4.59

Options outstanding — December 31, 2006	11,270,405	9.30	8.3

Granted	7,014,662	23.72
SARS converted to options	106,302	17.64
Forfeited	(1,328,100)	20.32
Exercised	(720,315)	6.55

Options outstanding — December 31, 2007	16,342,954	$14.83	7.8	$55.2

Exercisable outstanding — December 31, 2007	6,261,909	$6.85	6.4	$46.0

Vested and expected to vest — December 31, 2007	14,656,393	$14.15	7.6	$54.5

The intrinsic value of options exercised during the year ended December 31, 2007, was $11.0 million as compared to $760,000 during the year ended December 31, 2006. The intrinsic value is calculated as the difference between the estimated fair value of the Company’s common stock at December 31, 2007 or on the date of exercise and the exercise price of the stock options on the date of grant.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding stock options outstanding and exercisable as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Contractual	Weighted		Weighted
		Life	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Options	(Years)	Price	Options	Price

$2.25	312,498	5.9	$2.25	312,498	$2.25
$3.00	1,865,112	4.9	3.00	1,760,359	3.00
$6.00	4,019,909	6.8	6.00	3,006,050	6.00
$12.00 – $15.00	1,726,315	7.5	14.28	609,430	14.02
$16.02	311,000	9.9	16.02	—	—
$18.00	2,237,341	8.4	18.00	568,616	18.00
$20.16	122,000	9.8	20.16	—	—
$23.30	2,093,300	9.4	23.30	—	—
$23.52	808,164	9.3	24.24	4,956	24.00
$25.00 – $25.33	2,847,315	8.8	25.00	—	—

Total	16,342,954	7.8	$14.83	6,261,909	$6.85

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 2007, 2006 and 2005:

	Employee		Non-Employee
	2007	2006	2005

Expected volatility	57.07% - 64.68%	66.15% - 78.62%	80.31%
Expected dividend yield	—	—	—
Expected life (in years)	6.25	6.25	10
Risk-free interest rate	4.26% - 5.00%	4.45% - 4.92%	4.20% - 4.23%
Weighted average fair value per option at grant date	$14.59	$11.53	$15.36

During the third and fourth quarters of 2007, an estimate of 7.5% was used for the annual forfeiture rate based on the Company’s historical experience since inception. Prior to third quarter 2007, the estimated annual forfeiture rate was 6.4%. During the year ended 2006, an estimate of 3% was used for the annual forfeiture rate.

Expense recorded related to stock options in the year ended December 31, 2007 was $40.1 million compared to $11.8 million for the year ended December 31, 2006. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at December 31, 2007 was $77.8 million and is expected to be recognized over a weighted average period of approximately 2 years.

Restricted Stock Awards

In the year ended December 31, 2007 and 2006, the Company issued 33,333 shares and 83,333 shares of restricted stock, respectively, with a weighted average grant date fair value of $25.00 and $15.00, respectively, to certain senior officers which vest in equal annual installments over a two-year period. The Company also agreed to reimburse the officers for the personal income tax liability associated with the restricted stock. Compensation expense related to these restricted stock grants was $750,000, $1.0 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restricted stock activity for the year ended December 31, 2006 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Restricted stock outstanding — January 1, 2005	333,333	$6.00
Granted	—	—
Forfeited	—	—

Restricted stock outstanding — December 31, 2005	333,333	6.00
Granted	83,333	15.00
Forfeited	—	—

Restricted stock outstanding — December 31, 2006	416,666	7.80
Granted	33,333	25.00
Forfeited	—	—

Restricted stock outstanding — December 31, 2007	449,999	$9.07

As of December 31, 2007, the number of restricted shares outstanding was 449,999 shares and there was $543,000 of total unrecognized compensation cost related to the unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 1 year. During the year ended December 31, 2007, 41,667 restricted shares vested, with a fair value of approximately $625,000.

Restricted Stock Units

During the year ended December 31, 2007, the Company granted 400,000 restricted stock units to certain officers and employees under the 2007 Plan. All restricted stock units vest over a four-year period. Under SFAS 123(R), the fair value of the Company’s restricted stock units is based on the grant-date fair market value of the common stock, which equals the grant date market price.

A summary of the restricted stock unit activity for the year ended December 31, 2007 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Restricted stock units outstanding — January 1, 2007	—	$—
Granted	400,000	23.30
Forfeited	(5,000)	—

Restricted stock units outstanding — December 31, 2007	395,000	$23.30

The total fair value of grants during 2007 was $9.3 million. Compensation expense related to the restricted stock units during the year ended December 31, 2007 was $1.1 million, net of forfeitures. As of December 31, 2007, there were 395,000 units outstanding and total unrecognized compensation cost of $8.0 million, which is expected to be recognized over a weighted-average period of approximately 2 years. At December 31, 2007, none of these units were vested.

SAR Plan

The SAR Plan was adopted in January 2006 and provides for the granting of up to 166,666 stock appreciation rights. The stock appreciation rights generally vest ratably over four years and expire no later than ten years after the date of grant. The SAR Plan allows holders of these rights to share in the appreciation of the fair value of the

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Class A common stock. Settlement of these rights will be in cash, but these rights may be replaced at the Company’s discretion with an equivalent number of nonqualified options.

The Company accounts for the SAR Plan grants under SFAS No. 123(R) and records these grants as liability awards, as settlement is anticipated to be in cash. The SARs are remeasured at fair value each reporting period until the awards are settled in accordance with SFAS No. 123(R). The fair value is determined in the same manner as a stock option granted under the Stock Option Plan using the same assumptions and option-pricing model to estimate the fair value. Compensation expense for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value for each reporting period. During the year ended December 31, 2007, no SARs were granted, 39,652 SARs were forfeited and 600 were exercised. For the year ended December 31, 2006, 167,685 SARs were granted between $15.00 and $18.00 and 21,131 were forfeited. The Company recorded $398,000 and $178,000, net of forfeitures, of share-based compensation expense for SARs grants for the years ended December 31, 2007 and 2006, respectively.

As of October 1, 2007, all outstanding SARs were converted to non-qualified stock options under the 2007 Stock Option Plan. The SARs were converted to options at the fourth quarter remeasured fair value.

Warrants

During the year ended December 31, 2007, the Company issued 1,407,139 warrants at a weighted average exercise price of $37.99 to purchase the Company’s Class A common stock in connection with the acquisition of spectrum or assets. At December 31, 2007 there were 17,806,220 warrants outstanding and exercisable with a weighted average exercise price of $16.57.

A summary of warrant activity from January 1, 2005 to December 31, 2007 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Warrants	Price	(Years)

Warrants outstanding — January 1, 2005	1,099,508	$7.80	8.9

Granted	7,811,105	13.74
Exercised	—	—

Warrants outstanding — December 31, 2005	8,910,613	13.02	5.0

Granted	9,892,022	14.94
Exercised	—	—

Warrants outstanding — December 31, 2006	18,802,635	14.02	4.2

Granted	1,407,139	37.99
Exercised	(1,882,887)	7.59
Cancelled	(520,667)	15.00

Warrants outstanding — December 31, 2007	17,806,220	$16.57	3.65

Exercisable outstanding — December 31, 2007	17,806,220	$16.57	3.65

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of warrants granted is estimated on the date of grant using the Black-Scholes option pricing model using the following average assumptions for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	2005

Expected volatility	64.68% - 88.54%	73.76% - 88.54%	78.62% - 80.31%
Expected dividend yield	—	—	—
Contractual life (in years)	5-10	5-10	6
Risk-free interest rate	3.05% - 4.81%	3.05% - 5.16%	3.89% - 4.61%
Weighted average fair value per warrant at issuance date	$12.07	$9.84	$12.27

14.	Net Loss Per Share

Basic and diluted loss per share has been calculated in accordance with SFAS No. 128 for the years ended December 31, 2007, 2006 and 2005. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The computations of diluted loss per share for the years ended December 31, 2007, 2006 and 2005, did not include the effects of the following options, shares of nonvested restricted stock, restricted stock units and warrants as the inclusion of these securities would have been antidilutive.

	Year Ended December 31,
	2007	2006	2005

Stock options	14,249,467	11,270,405	7,952,858
Nonvested restricted stock	62,877	83,333	166,666
Restricted Stock Units	101,247	—	—
Warrants	18,064,035	18,802,635	8,910,613

	32,477,626	30,156,373	17,030,137

15.	Comprehensive Loss

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

Total comprehensive loss was $717.1 million, $276.7 million, and $140.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The primary differences between net loss as reported and comprehensive loss are foreign currency translation adjustments and net unrealized losses from available-for-sale investments.

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2007	2006

Net unrealized loss on available-for-sale investments	$(7,292)	$(74)
Cumulative foreign currency translation adjustment	24,625	7,064

Total accumulated other comprehensive income	$17,333	$6,990

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Business Segments

The Company complies with the requirements of SFAS No. 131, which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. The Company defines the chief operating decision makers as its Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer. As our business continues to mature, the Company assesses how it views and operates the business. As a result, in the fourth quarter of 2007, the Company was organized into two reportable business segments: the United States and the International business.

The Company reports business segment information as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

United States
Revenues	$122,906	$83,401	$32,025

Cost of goods and services (exclusive of items shown separately below)	94,541	61,145	22,165
Operating expenses	389,227	183,029	108,328
Depreciation and amortization	69,095	35,083	10,641

Total operating expenses	552,863	279,257	141,134

Operating loss	(429,957)	(195,856)	(109,109)

International
Revenues	28,534	16,780	1,429

Cost of goods and services (exclusive of items shown separately below)	12,740	8,967	1,404
Operating expenses	69,253	44,253	16,878
Depreciation and amortization	15,599	5,819	1,272

Total operating expenses	97,592	59,039	19,554

Operating loss	(69,058)	(42,259)	(18,125)

Total operating loss	(499,015)	(238,115)	(127,234)

Other income (expense)	(222,592)	(39,466)	(7,698)
Income tax provision	(5,427)	(2,981)	(1,459)
Minority interest in net loss of consolidated subsidiaries	4,244	1,503	387
Losses from equity investees	(4,676)	(5,144)	(3,946)

Net loss	$(727,466)	$(284,203)	$(139,950)

Capital expenditures
United States	$320,134	$168,607	$123,249
International	41,727	23,140	9,475

	$361,861	$191,747	$132,724

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006

Long-lived assets(a)
United States	$1,350,418	$661,444
International	150,555	103,782

	$1,500,973	$765,226

(a)	Consists of property, plant and equipment and prepaid spectrum and spectrum licenses attributable to the business segment.

17.	Related Party Transactions

Clearwire has a number of strategic and commercial relationships with third-parties that have had a significant impact on Clearwire’s business, operations and financial results. These relationships have been with ERH, Motorola, Inc. (“Motorola”), Intel Corporation (“Intel”), Hispanic Information and Telecommunications Network, Inc. (“HITN”), ITFS Spectrum Advisors, LLC (“ISA”), ITFS Spectrum Consultants LLC (“ISC”) and Bell Canada (“Bell”), all of which are or have been related parties.

Relationships among Certain Stockholders, Directors, and Officers of Clearwire — As of December 31, 2007, ERH is the holder of approximately 65% of Clearwire’s outstanding Class B common stock and approximately 13% of Clearwire’s outstanding Class A common stock. Eagle River Inc. (“ERI”) is the manager of ERH. Each entity is controlled by Craig McCaw. Mr. McCaw and his affiliates have significant investments in other telecommunications businesses, some of which may compete with Clearwire currently or in the future. Mr. McCaw and his affiliates will likely continue to make additional investments in telecommunications businesses.

ERH also held 0% as of December 31, 2007 and 3.1% of the Company’s long-term debt as of December 31, 2006, as a result of the retirement of all senior secured notes on August 15, 2007 as described in Note 3. As of December 31, 2006, the notes held by ERH had a $23.0 million face value, or $19.3 million net of discounts for warrants. As of December 31, 2007 and December 31, 2006 ERH held a warrant entitling it to purchase 613,333 shares of the Company’s Class A common stock. The exercise price of the warrant is $15.00 per share. The Warrants expire in 2010.

In the years ended December 31, 2007, 2006 and 2005, ERH earned interest relating to the notes in the amount of $1.6 million, $4.1 million and $3.1 million, respectively. ERH received payments in the amount of $2.5 million and $3.8 million for accrued interest during the years ended December 31, 2007 and 2006. During the year ended December 31, 2005, there were no interest payments made.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In exchange for the services, Clearwire historically paid ERI an annual advisory fee of $800,000 plus any out-of-pocket expenses incurred by ERI. The annual advisory fee covered certain overhead expenses incurred by ERI on behalf of Clearwire, including expenses related to providing administrative support and office space to Messrs. McCaw, the Company’s Chairman, and Wolff, the Company’s Chief Executive Officer, and compensation for services provided to Clearwire by certain personnel of ERI. During the years ended December 31, 2007, 2006 and 2005, the Company paid ERI fees of $67,000, $800,000 and $800,000, respectively, and expense reimbursements of $278,000, $949,000 and $296,000, respectively, under this agreement. Beginning February 2007, Mr. McCaw has received annual compensation directly from Clearwire in his capacity as the Company’s Chairman of $300,000 per year, plus expense reimbursements.

Pursuant to the origination of the Advisory Services Agreement in 2003, Clearwire also issued to ERH warrants to purchase 375,000 shares of the Company’s Class A common stock at an exercise price of $3.00 per share, which may be exercised any time within 10 years of the issuance of the warrants. As of December 31, 2007, the remaining life of the warrant was 5.9 years.

Nextel Undertaking — Clearwire and Mr. McCaw entered into an agreement and undertaking in November 2003, pursuant to which Clearwire agreed to comply with the terms of a separate agreement between Mr. McCaw and Nextel Communications, Inc. (“Nextel”), so long as the Company was a “controlled affiliate” of Mr. McCaw as defined therein, certain terms of which were effective until October 2006. Under the agreement with Mr. McCaw, Nextel had the right to swap certain channels of owned or leased Broadband Radio Service (“BRS”) or Educational Broadband Service (“EBS”) spectrum with entities controlled by Mr. McCaw, including Clearwire. While the agreement was still effective, Nextel notified the Company of its request to swap certain channels, which is currently pending. There were no payments made to Nextel under this agreement in the year ended December 31, 2007.

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

The Company and Intel have agreed to share the revenues received from subscribers using Intel mobile computing devices on the Company’s domestic mobile WiMAX network. Intel will also receive a one time fixed payment for each new Intel mobile computing device activated on the Company’s domestic mobile WiMAX network once the Company has successfully achieved substantial mobile WiMAX network coverage across the United States. Through December 31, 2007, Clearwire has not been required to make any payments to Intel under this agreement.

Motorola Agreements — Simultaneously with the sale of NextNet to Motorola, Clearwire and Motorola entered into commercial agreements pursuant to which the Company agreed to purchase certain infrastructure and supply inventory from Motorola. Under these agreements, Clearwire is committed to purchase no less than $150.0 million of network infrastructure equipment, modems, PC cards and other products from Motorola on or before August 29, 2008, subject to Motorola continuing to satisfy certain performance requirements and other conditions. The Company is also committed to purchase certain types of network infrastructure products, modems and PC cards it provides to its subscribers exclusively from Motorola for a period of five years and, thereafter, 51% until the term of the agreement is completed on August 29, 2014, as long as certain conditions are satisfied. For the years ended December 30, 2007 and 2006 total purchases from Motorola under these agreements were $73.0 million and $25.4 million, respectively. The remaining commitment was $51.6 million at December 31, 2007.

HITN and its Affiliates — During 2004, the Company entered into two agreements with ITFS Spectrum Advisors, LLC (“ISA”) and ITFS Spectrum Consultants LLS (“ISC”). The founder and president of HITN was

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

formerly a member of Clearwire’s Board of Directors and is an owner of ISA and ISC, which are also affiliates of HITN. The agreements provided for payment to be provided to ISA and ISC in the form of warrants to purchase additional shares of Class A common stock in exchange for ISA and ISC providing opportunities for Clearwire to purchase or lease additional spectrum. Each of the agreements specifies a maximum consideration available under the agreement and, in 2005, the maximum consideration under the agreement with ISA was reached.

For the years ended December 31, 2007 and 2006, ISC earned approximately $181,000 and $400,000, respectively. During 2007 and 2006, $181,000 and $65,000 was paid in cash, respectively, and warrants to purchase 7,138 and 18,973 shares of Class A common stock, valued at $116,000 and $196,000, were issued, respectively. The maximum consideration under the agreement with ISC was reached in 2007. As of December 31, 2007 there was no payable remaining related to these agreements.

Agreements with Bell Canada — In March 2005, Bell, a Canadian telecommunications company which is a subsidiary of BCE purchased 8,333,333 shares of Clearwire’s Class A common stock for $100.0 million. At the time of the investment, Bell and BCE Nexxia, an affiliate of Bell, entered into a Master Supply Agreement (“Master Supply Agreement”) dated March 16, 2005 with Clearwire. Under the Master Supply Agreement, Bell and BCE Nexxia provide or arrange for the provision of hardware, software, procurement services, management services and other components necessary for Clearwire to provide VoIP services to their subscribers in the United States and provide day-to-day management and operation of the components and services necessary for Clearwire to provide these VoIP services. Clearwire will pay to Bell Canada or BCE Nexxia a flat fee for each new subscriber of its VoIP telephony services. Clearwire has agreed to use Bell Canada and BCE Nexxia exclusively to provide such service unless such agreement violates the rights of third parties under its existing agreements. Total fees paid for new subscribers under the Master Supply Agreement were $112,000, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. Amounts paid for supplies, equipment and other services purchased through Bell Canada or BCE were $6.0 million, $7.5 million and $15.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Master Supply Agreement can be terminated for convenience on twelve months notice by either party at any time beginning on or after October 1, 2007. On October 29, 2007, the Company delivered a notice of termination of the Master Supply Agreement to BCE Nexxia and the agreement should terminate on October 29, 2008 unless it is extended by the parties.

As required under the Master Supply Agreement with Bell and BCE Nexxia and in order to assist funding capital expenses and start-up costs associated with the deployment of VoIP services, BCE agreed to make available to Clearwire financing in the amount of $10.0 million. BCE funded the entire amount on June 7, 2006. The loan is secured by a security interest in the telecommunications equipment and property related to VoIP and bears interest at 7.00% per annum and is due and payable in full on July 19, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Information (unaudited)

Summarized quarterly financial information for the years ended December 31, 2007 and 2006 is as follows (in thousands, except per share data):

	First	Second	Third	Fourth	Year Ended
	Quarter	Quarter	Quarter	Quarter	December 31,

2007
Total revenues	$29,275	$35,484	$41,297	$45,384	$151,440
Gross profit(1)	12,540	12,171	12,029	7,419	44,159
Operating loss	(86,189)	(110,319)	(142,526)	(159,981)	(499,015)
Net loss	(92,635)	(118,085)	(328,637)	(188,109)	(727,466)
Net loss per common share, basic and diluted	$(0.64)	$(0.72)	$(2.01)	$(1.15)	$(4.58)
2006
Total revenues	$22,748	$26,791	$26,899	$23,743	$100,181
Gross profit(1)	8,886	5,683	8,196	7,304	30,069
Operating loss	(45,150)	(61,336)	(42,979)	(88,650)	(238,115)
Net loss	(55,279)	(76,809)	(59,763)	(92,352)	(284,203)
Net loss per common share, basic and diluted	$(0.73)	$(1.01)	$(0.61)	$(0.67)	$(2.93)

(1)	Gross profit excludes a portion of depreciation and amortization included in operating loss.

19.	Subsequent Events

Interest Rate Swaps

In January 2008, the Company entered into two interest rate swaps to hedge its forward three-month LIBOR indexed variable interest payments in an effort to reduce interest expense. The first swap was entered on January 4, 2008, effective March 5, 2008, to pay a fixed rate of 3.6225% and to receive the three-month LIBOR on a notional value of $300.0 million for three years. The second swap was entered on January 7, 2008, effective March 5, 2008, to pay a fixed rate of 3.5% and to receive the three-month LIBOR on a notional value of $300.0 million for two years. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, its amendments and related guidance, the Company will treat the interest rate swaps as “cash-flow hedges” and will record the fair value of the swaps at the end of each calendar quarter, starting March 31, 2008.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), Chief Operating Officer (COO), Chief Financial Officer (CFO) and Chief Accounting Officer (CAO), as appropriate, to allow timely decisions regarding required financial disclosure.

Our management, under the supervision and with the participation of our CEO, COO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2007. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included remediation of the material weaknesses and significant deficiencies described below, our management, including our CEO, COO CFO and CAO, concluded that as of December 31, 2007, the Company’s disclosure controls and procedures were effective.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over our financial reporting, as that term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO, COO, CFO, and CAO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2006 and 2005, both we and our independent public accountants identified material weaknesses, as well as, several significant deficiencies, with respect to our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

One of the material weaknesses in 2005 related to our lack of sufficient review of our accounting for non-routine and complex transactions, specifically accounting for equity-method investments and issuance of debt with detachable warrants. The other material weakness related to a lack of proper cutoff of accounts payable and accrued expenses. These errors resulted in material adjustments and reclassifications to our consolidated financial statements. In addition, as of December 31, 2005 there were numerous significant deficiencies identified.

During 2006, we identified a material weakness in internal controls related to a lack of properly designed internal control over the preparation and review of the financial statements. This caused us to restate our consolidated financial statements for the nine month periods ended September 30, 2006 and 2005 (not included herein), and for the year ended December 31, 2005 (not included herein) related to our allocation methodology between cost of services and cost of equipment. Additionally, we restated our unaudited statement of cash flows for the nine months ended September 30, 2006 (not included herein) for an error relating to the classification of amounts paid for leased spectrum assets, which were inappropriately classified as investing rather than operating activities.

During the year ended December 31, 2006 we noted significant deficiencies related to account reconciliations and related reviews; a lack of automation of our accounting for share-based payments, and ineffective controls relating to processes to ensure consistent communication of modifications in stock option grants to accounting personnel responsible for accounting for such modifications, accounting for leases and deferred rent, and information security.

Management’s Remediation Initiatives

With respect to the material weakness identified in 2005 relating to the accounts payable cutoff, we have completed our remediation efforts. In the 1st quarter of 2007, we centralized the receipt and processing of invoice transactions in the accounts payable department. Our month end close procedures have been modified to include a detailed review of vendor invoices received at or subsequent to a reporting period to ensure the accuracy and completeness of our accounts payable. Additionally, we established a cross departmental team that completed the implementation of a comprehensive set of policies and procedures that standardized, for example, supplier setup, proper entry by invoice type into the accounts payable system, adherence to signing authorities, check run processing, vendor refunds and the month end reconciliation procedures for accounts payable and accrued expenses.

With respect to financial reporting and review of non-routine and complex accounting issues, we have completed our remediation efforts. We have increased the total number of staff within the accounting department and strengthened the accounting technical capability of that team. In April 2007, we hired a Chief Accounting Officer who has significant experience in leading an accounting function at a publicly held company and in overseeing the internal controls over financial reporting. He also has thorough knowledge and experience with technical accounting, U.S.GAAP and SEC reporting requirements. All significant technical and complex accounting and financial reporting issues are subject to a process in which the issue is thoroughly researched, discussed and concluded upon by management. The results of this process are formalized into a Technical “Accounting Memorandum” that presents management’s analysis and conclusion to all significant issues impacting accounting and financial reporting. When addressing technical and complex accounting issues, we use, at times, a nationally recognized accounting firm to advise us with respect to these transactions.

With respect to the material weakness in internal controls related to a lack of properly designed internal control over the preparation and review of the financial statements, we have completed our remediation efforts. We have a defined process for the review and approval of the financial statements. According to an internally-generated published SEC filing schedule, the financial statements are subject to multiple levels of review with internal senior level management and external parties before being declared ready for filing. Further, a file is created for each SEC filing that provides detailed supporting documentation for all amounts and disclosures in the filing. All comments and questions received when preparing the financial statements are version controlled to ensure they are addressed.

With respect to our significant deficiency related to account reconciliations and related reviews, we have completed our remediation efforts. We have implemented several policies and procedures that are required to be followed by the accounting staff during the month end close process to ensure that all journal entry transactions are recorded consistently, are authorized and reviewed by higher level accounting personnel and include the appropriate level of supporting documentation prior to being posted into the general ledger. All balance sheet accounts are required to be reconciled monthly to supporting documentation and, as applicable, subsidiary ledgers. Further, the accounting staff is required to review the balance and activity in the corresponding income statement account(s) to the balance sheet account being reconciled. Lastly, all account reconciliations are subject to a review by an individual one level above the preparer.

With respect to our significant deficiency on the lack of automation of our accounting for share-based payments and the ineffective controls relating to processes to ensure consistent communication of modifications in stock option grants to accounting personnel responsible for accounting for such modifications, we have completed our remediation efforts. We implemented a software program to automate the accounting for share based payments and the modifications of stock option grants. With respect to our significant deficiency on leases and deferred rent, we have completed our remediation efforts through the implementation of monthly internal control procedures to ensure that all leases have been recorded and that all changes in a lease status during a period are examined and all required changes are made to the accounting records.

With the Information Technology department, we have completed our remediation efforts. We have implemented stronger controls to address the authentication of information security and the responsibilities within significant applications. This includes process improvements to ensure that new hires are granted the minimum amount of security access to key financial systems, to ensure this security access remains at appropriate levels across time by conducting periodic security reviews, to ensure that security access is removed in a timely manner when individuals leave the company and to ensure the computing environments and facilities remain secure.

After consideration of the remediation efforts described above, we have concluded that as of December 31, 2007, the material weaknesses disclosed with the audit of our consolidated financial statements for the years ended December 31, 2006 and 2005 included in our Registration Statement on Form S-1/A dated March 7, 2007, have been remediated. In addition, based on the work we performed during 2007 on our internal control over financial reporting, we have not identified any new material weaknesses as of December 31, 2007. This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Company’s 2008 Proxy Statement (the “Proxy Statement”) under the heading “Information About Our Directors and Executive Officers” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Corporation’s 2007 fiscal year.

ITEM 11.	Executive Compensation

The information required by Item 11 will be included in the Proxy Statement under the headings “Information About Our Directors and Executive Officers — Compensation of the Board,” “Compensation of Executive Officers” and “Report of the Compensation Committee on Executive Compensation,” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement under the headings “Equity Compensation Plan Information,” and “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement under the heading “Information About Our Directors and Executive Officers — Related Party Transactions,” and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors” and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 13, 2008.

CLEARWIRE CORPORATION

/s/ BENJAMIN G. WOLFF
Benjamin G. Wolff
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2008.

Signature	Title

/s/ CRAIG O. MCCAW Craig O. McCaw	Chairman of the Board

/s/ BENJAMIN G. WOLFF Benjamin G. Wolff	Director (Principal Executive Officer)

/s/ JOHN A. BUTLER John A. Butler	Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT M. DELUCIA Robert M. DeLucia	Chief Accounting Officer (Principal Accounting Officer)

/s/ NICOLAS KAUSER Nicolas Kauser	Director

/s/ R. GERARD SALEMME R. Gerard Salemme	Director

/s/ DAVID PERLMUTTER David Perlmutter	Director

/s/ PETER L. S. CURRIE Peter L. S. Currie	Director

/s/ RICHARD EMERSON Richard Emerson	Director

/s/ MICHAEL J. SABIA Michael J. Sabia	Director

/s/ STUART M. SLOAN Stuart M. Sloan	Director

/s/ MICHELANGELO A. VOLPI Michelangelo A. Volpi	Director

EXHIBIT INDEX

3.1	Fourth Amended and Restated Certificate of Incorporation of Clearwire Corporation (Incorporated herein by reference to Exhibit 3.1 of Amendment Number 4 to Clearwire Corporation’s Registration Statement on Form S-1 filed February 20, 2007).
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 of Amendment Number 4 to Clearwire Corporation’s Registration Statement on Form S-1 filed February 20, 2007)
4.1	Form of stock certificate for Class A common stock (Incorporated herein by reference to Exhibit 4.1 of Amendment Number 4 to Clearwire Corporation’s Registration Statement on Form S-1 filed February 20, 2007).
4.2	Amended and Restated Stockholders Agreement dated March 16, 2004 among Clearwire Corporation and the parties thereto (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
4.3	Registration Rights Agreement dated November 13, 2003 among Flux U.S. Corporation, Clearwire Holdings, Inc. and Hispanic Information and Telecommunications Network, Inc (Incorporated herein by reference to Exhibit 4.3 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
4.4	Registration Rights Agreement dated March 16, 2004 among Clearwire Corporation and the parties thereto (Incorporated herein by reference to Exhibit 4.4 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
4.5	Registration Rights Agreement dated August 5, 2005 among Clearwire Corporation and certain buyers of the Senior Secured Notes (Incorporated herein by reference to Exhibit 4.5 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
4.6	Investor Rights Agreement dated August 29, 2006 among Clearwire Corporation, Intel Pacific, Inc. and Motorola, Inc. (Incorporated herein by reference to Exhibit 4.6 of Amendment Number 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
4.7	Securities Purchase Agreement dated August 5, 2005 among Clearwire Corporation and the buyers of the Senior Secured Notes, as amended February 16, 2006 (Incorporated herein by reference to Exhibit 4.7 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
4.8	Indenture dated August 5, 2005 among Clearwire Corporation, Clearwire LLC, Fixed Wireless Holdings, LLC, NextNet Wireless, Inc. and The Bank of New York, as Trustee, as supplemented February 16, 2006 (Incorporated herein by reference to Exhibit 4.8 to Clearwire Corporation’s Registration Statement on Form S-1, filed on July 5, 2007).
4.9	Form of Senior Secured Note, due 2010 (Incorporated herein by reference to Exhibit 4.9 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
4.10	Form of Warrant (Incorporated herein by reference to Exhibit 4.10 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
9.1	Voting Agreement dated August 29, 2006 between Clearwire Corporation, Intel Pacific, Inc., Intel Capital Corporation and Eagle River Holdings, LLC (Incorporated herein by reference to Exhibit 9.1 of Amendment No. 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.1	Advisory Services Agreement dated November 13, 2003 between Flux U.S. Corporation and COM Holdings, LLC (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.2	Indemnification Agreement dated November 13, 2003 among Flux Fixed Wireless, LLC and Flux U.S. Corporation (Incorporated herein by reference to Exhibit 10.2 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.3	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.3 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.4	Letter Agreement dated April 1, 2004 between Clearwire Corporation and Ben Wolff (Incorporated herein by reference to Exhibit 10.4 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).

10.5	Letter Agreement dated April 26, 2004 between Clearwire Corporation and Nicolas Kauser (Incorporated herein by reference to Exhibit 10.5 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.6	Letter Agreement dated April 27, 2004 between Clearwire Corporation and R. Gerard Salemme (Incorporated herein by reference to Exhibit 10.6 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.7	Employment Agreement dated June 28, 2004 between Clearwire Corporation and Perry Satterlee (Incorporated herein by reference to Exhibit 10.7 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.8	Letter Agreement dated March 2, 2005 between Clearwire Corporation and John Butler (Incorporated herein by reference to Exhibit 10.8 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.9	Clearwire Corporation 2003 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.9 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.10	Agreement dated March 5, 2003 among Nextel Communications, Inc., Digital Radio, LLC and Craig O. McCaw (Incorporated herein by reference to Exhibit 10.10 of Amendment Number 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.11	Amendment to Agreement dated March 5, 2003, dated October 3, 2003, among Nextel Communications, Inc., Digital Radio, L.L.C. and Craig O. McCaw (Incorporated herein by reference to Exhibit 10.11 of Amendment Number 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.12	Agreement and Undertaking dated November 13, 2003 between Flux U.S. Corporation and Craig O. McCaw (Incorporated herein by reference to Exhibit 10.12 of Amendment Number 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.13	Master Spectrum Acquisition Agreement dated November 13, 2003 between Flux U.S. Corporation and Hispanic Information and Telecommunications Network, Inc (Incorporated herein by reference to Exhibit 10.13 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.14	First Addendum and Amendment to the Master Spectrum Acquisition Agreement dated March 29, 2004 between Clearwire Corporation and Hispanic Information and Telecommunications Network, Inc. (Incorporated herein by reference to Exhibit 10.14 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.15	ITFS Capacity Use and Royalty Agreement dated November 13, 2003 between Hispanic Information and Telecommunications Network, Inc. and Fixed Wireless Holdings, LLC (Incorporated herein by reference to Exhibit 10.15 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.16	Spectrum Access and Loan Facility Agreement dated May 24, 2005 among Clearwire Corporation, Hispanic Information and Telecommunications Network, Inc. and HITN Spectrum, LLC (Incorporated herein by reference to Exhibit 10.16 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.17	Warrant Agreement dated November 13, 2003 by and between Flux U.S Corporation and ITFS Spectrum Advisors LLC (Incorporated herein by reference to Exhibit 10.17 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.18	Letter Agreement dated March 29, 2004 from Clearwire Corporation to ITFS Spectrum Advisors LLC (Incorporated herein by reference to Exhibit 10.18 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.19	Spectrum Acquisition Consulting Agreement dated February 1, 2005 by and between Clearwire Corporation and ITFS Spectrum Consultants LLC (Incorporated herein by reference to Exhibit 10.19 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.20	Letter Agreement dated February 1, 2005 from Clearwire Corporation to ITFS Spectrum Consultants LLC (Incorporated herein by reference to Exhibit 10.20 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.21	Amendment and Consent dated February 1, 2005 between Clearwire Corporation to ITFS Spectrum Advisors LLC and ITFS Spectrum Consultants LLC (Incorporated herein by reference to Exhibit 10.21 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).

10.22	Second Amendment and Consent dated April 26, 2006, by and among Clearwire Corporation and ITFS Spectrum Consultants LLC (Incorporated herein by reference to Exhibit 10.22 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.23	Spectrum Option Agreement dated March 29, 2004 between Clearwire Corporation and Hispanic Information and Telecommunications Network, Inc. (Incorporated herein by reference to Exhibit 10.23 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.24	EBS Capacity Use and Royalty Agreement dated September 15, 2005 between Hispanic Information and Telecommunications Network, Inc. and Clearwire Spectrum Holdings LLC. (Incorporated herein by reference to Exhibit 10.24 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.25	Form of Subscription Agreement dated August 18, 2006 (Incorporated herein by reference to Exhibit 10.25 of Amendment No. 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.26	Market Operation, Spectrum Lease and Sublicense Agreement dated October 22, 2004 by and among the Sprint subsidiaries listed on Schedule R-1 and Fixed Wireless Holdings, LLC (Incorporated herein by reference to Exhibit 10.26 of Amendment No. 6 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.27	Subscription Agreement dated March 8, 2005 between Clearwire Corporation and Bell Canada (Incorporated herein by reference to Exhibit 10.29 of Amendment No. 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.28	Master Supply Agreement dated March 16, 2005 among Clearwire Corporation, Clearwire LLC, Bell Canada and BCE Nexxia Corporation (Incorporated herein by reference to Exhibit 10.30 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.29	Side Agreement dated March 16, 2005 between Clearwire Corporation, Eagle River Holdings, LLC and Bell Canada (Incorporated herein by reference to Exhibit 10.31 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.30	Credit Agreement dated July 19, 2005 between Clearwire Corporation and Bell Canada, as amended February 2006 (Incorporated herein by reference to Exhibit 10.32 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.31	Security Agreement dated July 19, 2005 between Clearwire Corporation and Bell Canada (Incorporated herein by reference to Exhibit 10.33 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.32	Movable Hypothec Agreement dated July 19, 2005 between Clearwire Corporation and Bell Canada (Incorporated herein by reference to Exhibit 10.34 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.33	Subscription Agreement dated June 30, 2006 between Motorola, Inc. and the Clearwire Corporation (Incorporated herein by reference to Exhibit 10.46 of Amendment No. 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.34	Side Agreement dated June 30, 2006 between Motorola, Inc. and the Clearwire Corporation (Incorporated herein by reference to Exhibit 10.47 of Amendment No. 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.35	Amended and Restated Limited Liability Company Agreement dated July 12, 2006, between Clearwire US LLC and Shichinin LLC (Incorporated herein by reference to Exhibit 10.48 of Amendment No. 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.36	Common Stock Purchase Agreement dated June 28, 2006 between Clearwire Corporation and Intel Pacific, Inc. (Incorporated herein by reference to Exhibit 10.51 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.37	Mobile Wimax Network Collaboration Agreement dated June 28, 2006 between Clearwire Corporation and Intel Corporation (Incorporated herein by reference to Exhibit 10.52 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.38	Stock Purchase Agreement dated June 30, 2006 between Motorola, Inc., Clearwire Corporation and NextNet Wireless, Inc. (Incorporated herein by reference to Exhibit 10.53 of Amendment No. 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).

10.39	Clearwire Corporation 2007 Annual Performance Bonus Plan (Incorporated herein by reference to Exhibit 10.54 of Amendment No. 2 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 30, 2007).
10.40	Wireless Broadband System Services Agreement dated August 29, 2006 between Motorola and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.55 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.41	Wireless Broadband System Infrastructure Agreement dated August 29, 2006 between Motorola and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.56 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.42	Wireless Broadband CPE Supply Agreement dated August 29, 2006 between Motorola and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.57 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.43	Side Letter Agreement dated June 28, 2006 between Intel Pacific, Inc., Eagle River Holdings, LLC and Clearwire Corporation (Incorporated herein by reference to Exhibit 10.58 of Amendment No. 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.44	Master Royalty and Use Agreement dated July 31, 2006 between Clearwire Spectrum Holdings II LLC, Chicago Instructional Technology Foundation, Inc., Denver Area Educational Telecommunications Consortium, Inc., Instructional Telecommunications Foundation, Inc., North American Catholic Educational Programming Foundation, Inc., Portland Regional Educational Telecommunications Corporation, Twin Cities Schools Telecommunications Group, Inc., and other licensees who may become parties to the agreement (Incorporated herein by reference to Exhibit 10.59 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.45	Master Royalty and Use Agreement dated October 4, 2006 between Clearwire Spectrum Holdings II LLC and Hispanic Information and Telecommunications Network, Inc. (Incorporated herein by reference to Exhibit 10.60 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.46	Educational Broadband Service Long Term De Facto Transfer Lease Agreement dated December 22, 2006 (Incorporated herein by reference to Exhibit 10.63 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.47	Office Lease Agreement dated October 12, 2006, between Carillon Properties (Landlord) and Clearwire Corporation (Tenant) (Incorporated herein by reference to Exhibit 10.64 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.48	Securities Purchase Agreement dated December 7, 2005 among BASA Holding Iberia S.L.U., Clearwire Corporation and Clearwire Europe S.A.R.L. (Incorporated herein by reference to Exhibit 10.65 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.49	Investment Agreement, dated December 7, 2005, by and between Banda Ancha S.A., BASA Holding Iberia S.L.U. and Clearwire Europe S.A.R.L. (Incorporated herein by reference to Exhibit 10.66 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.50	Indemnification Agreement dated December 7, 2005 among BASA Holding Iberia S.L.U., Clearwire Corporation and Clearwire Europe S.A.R.L. (Incorporated herein by reference to Exhibit 10.67 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.51	Clearwire Corporation 2007 Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.70 of Amendment No. 2 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 30, 2007).
10.52	Stock and Asset Purchase Agreement by and among BellSouth Corporation, Clearwire Spectrum Holdings II LLC, Clearwire Corporation and AT&T Inc. dated as of February 15, 2007 Plan (Incorporated herein by reference to Exhibit 10.71 of Amendment No. 4 to Clearwire Corporation’s Registration Statement on Form S-1 filed February 20, 2007).
10.53	Credit Agreement among Clearwire Corporation, the several lenders from time to time parties hereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc., as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent and Morgan Stanley Senior Funding, Inc., as Administrative Agent, dated as of July 3, 2007 (Incorporated by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed July 5, 2007).

10.54		Incremental Facility Amendment among Clearwire Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, Wachovia Bank N.A., as a Tranche C Term Lender, and Morgan Stanley Senior Funding, Inc. and Wachovia Capital Markets, LLC, as lead arrangers (Incorporated by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed on November 2, 2007).
10.55		Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed February 20, 2008).
10.56		Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Clearwire Corporation’s Form 10-Q filed November 14, 2007).
21	.1*	List of subsidiaries.
23	.1*	Consent of Deloitte & Touche LLP.
31	.1*	Certification of Chief Executive Officer required by Section 302 of the Sarbanes Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes Oxley Act of 2002.
32	.1†	Certification of Chief Executive Officer required by Section 906 of the Sarbanes Oxley Act of 2002.
32	.2†	Certification of Chief Financial Officer required by Section 906 of the Sarbanes Oxley Act of 2002.

*	Indicates a document being filed with this Form 10-K.

**	Flux U.S. Corporation changed its name to Clearwire Corporation effective February 24, 2004, and as a result all references to Flux U.S. Corporation in this index are now to Clearwire Corporation.

†	This certification is furnished with this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.