Form 10-Q
period 2008-03-31
CLEARWIRE CORP
filed 2008-05-12
CIK 1285551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33349
CLEARWIRE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2408571 (I.R.S. Employer Identification No.)

4400 Carillon Point Kirkland, Washington (Address of principal executive office)	98033 (zip code)
(425) 216-7600
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Class A common stock as of May 5, 2008 was 135,620,471. The number of shares outstanding of the registrant’s Class B common stock as of May 5, 2008 was 28,596,685.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$614,189	$876,752
Short-term investments	110,602	67,012
Restricted cash	1,212	1,077
Accounts receivable, net of allowance of $1,720 and $787	3,898	3,677
Notes receivable, short-term	2,219	2,134
Inventory	2,955	2,312
Prepaids and other assets	36,509	36,748

Total current assets	771,584	989,712
Property, plant and equipment, net	601,012	572,329
Restricted cash	9,815	11,603
Long-term investments	81,029	88,632
Notes receivable, long-term	5,115	4,700
Prepaid spectrum license fees	483,995	457,741
Spectrum licenses and other intangible assets, net	495,940	480,003
Goodwill	38,293	35,666
Investments in equity investees	14,565	14,602
Other assets	29,965	30,981

TOTAL ASSETS	$2,531,313	$2,685,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$92,766	$102,447
Deferred rent-current	597	24,805
Deferred revenue	11,098	10,010
Due to affiliate	—	2
Current portion of long-term debt	22,500	22,500

Total current liabilities	126,961	159,764
Long-term debt	1,231,250	1,234,375
Deferred tax liabilities	44,170	43,107
Other long-term liabilities	123,949	71,385

Total liabilities	1,526,330	1,508,631
MINORITY INTEREST	12,586	13,506
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, par value $0.0001, and additional paid-in capital, 350,000,000 shares authorized; Class A, 135,609,171 and 135,567,269 shares issued and outstanding	2,109,178	2,098,155
Class B, 28,596,685 shares issued and outstanding	234,376	234,376
Accumulated other comprehensive income, net	11,264	17,333
Accumulated deficit	(1,362,421)	(1,186,032)

Total stockholders’ equity	992,397	1,163,832

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,531,313	$2,685,969

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended
	March 31,
	2008	2007
REVENUES	$51,528	$29,275
OPERATING EXPENSES:
Cost of goods and services (exclusive of a portion of depreciation and amortization shown below)	38,174	16,735
Selling, general and administrative expense	99,109	68,657
Research and development	437	445
Depreciation and amortization	28,085	16,185
Spectrum lease expense	35,685	13,442

Total operating expenses	201,490	115,464

OPERATING LOSS	(149,962)	(86,189)
OTHER INCOME (EXPENSE):
Interest income	8,469	16,590
Interest expense	(28,594)	(24,218)
Foreign currency gains, net	525	33
Other-than-temporary impairment loss and realized loss on investments	(4,849)	—
Other income (expense), net	(343)	2,478

Total other expense, net	(24,792)	(5,117)

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(174,754)	(91,306)
Income tax provision	(1,916)	(603)

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(176,670)	(91,909)
Minority interest in net loss of consolidated subsidiaries	1,237	892
Losses from equity investees	(956)	(1,618)

NET LOSS	$(176,389)	$(92,635)

Net loss per common share, basic and diluted	$(1.08)	$(0.64)

Weighted average common shares outstanding, basic and diluted	164,056	143,739

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(in thousands)
(unaudited)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(176,389)	$(92,635)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	1,419	661
Depreciation and amortization	28,085	16,185
Amortization of prepaid spectrum license fees	13,713	2,774
Amortization of deferred financing costs and accretion of debt discount	1,518	7,052
Share-based compensation	10,712	7,869
Other-than-temporary impairment loss on investments	4,849	—
Deferred income taxes	1,916	677
Non-cash interest on swaps	237	—
Minority interest	(1,237)	(892)
Losses from equity investees, net	956	1,618
Loss (gain) on other asset disposals	1,613	(5)
Gain on sale of equity investment	—	(2,213)
Changes in assets and liabilities, net:
Prepaid spectrum license fees	(39,967)	(44,327)
Inventory	(748)	48
Accounts receivable	(1,578)	(879)
Prepaids and other assets	(6,485)	(4,988)
Accounts payable	1,598	2,855
Accrued expenses and other liabilities	10,055	(13,736)
Due to affiliate	(2)	(392)

Net cash used in operating activities	(149,735)	(120,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(53,072)	(74,370)
Payments for acquisitions of spectrum licenses and other	(13,111)	(10,400)
Purchases of available-for-sale investments	(99,308)	(461,928)
Sales or maturities of available-for-sale investments	55,200	512,415
Investments in equity investees	(760)	—
Restricted cash	1,653	(926)
Restricted investments	—	34,294
Proceeds from sale of equity investment and other assets	—	2,250

Net cash (used in) provided by investing activities	(109,398)	1,335

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for IPO and other, net	—	557,572
Proceeds from issuance of common stock for option and warrant exercises	335	1,546
Principal payments on long-term debt	(3,125)	(625)
Contributions from minority interests	—	15,000

Net cash (used in) provided by financing activities	(2,790)	573,493

Effect of foreign currency exchange rates on cash and cash equivalents	(640)	(90)

Net (decrease) increase in cash and cash equivalents	(262,563)	454,410
CASH AND CASH EQUIVALENTS:
Beginning of period	876,752	438,030

End of period	$614,189	$892,440

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Common stock and warrants issued for spectrum licenses	$—	$21,379
Common stock and warrants issued for business acquisitions	—	15
Cash paid for taxes	—	32
Cash paid for interest	32,218	39,170
Cashless option exercises	—	346
Fixed asset purchases in accounts payable	2,277	1,518
Non-cash dividends to related party	—	1,063
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Class A		Class B		Accumulated
	Common Stock, Warrants and		Common Stock and		Other		Total
	Additional Paid In Capital		Additional Paid In Capital		Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Income	Deficit	Equity
Balances at January 1, 2008	135,567	$2,098,155	28,597	$234,376	$17,333	$(1,186,032)	$1,163,832
Net loss	—	—	—	—	—	(176,389)	(176,389)
Foreign currency translation adjustment	—	—	—	—	12,492	—	12,492
Unrealized loss on investments	—	—	—	—	(8,881)	—	(8,881)
Reclassification adjustment for other-than-temporary impairment loss on investments	—	—	—	—	4,849	—	4,849
Unrealized loss on hedge activity	—	—	—	—	(14,529)	—	(14,529)
Options and warrants exercised	42	335	—	—	—	—	335
Share-based compensation	—	10,688	—	—	—	—	10,688

Balances at March 31, 2008	135,609	$2,109,178	28,597	$234,376	$11,264	$(1,362,421)	$992,397

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The Business
     The condensed consolidated financial statements include the accounts of Clearwire Corporation, a Delaware corporation, and our wholly-owned and majority-owned or controlled subsidiaries (collectively “Clearwire”). We were formed on October 27, 2003 and we are an international provider of wireless broadband services. We deliver high-speed wireless broadband services to individuals, small businesses, and others in a number of markets through our advanced network. As of March 31, 2008, we offered our services in 46 markets throughout the United States and four markets internationally.
     Business Segments
     We comply with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. We define the chief operating decision makers as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. See Note 14, Business Segments, for additional discussion.
     Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”). In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods presented.
     Principles of Consolidation — The condensed consolidated financial statements include all of the assets, liabilities and results of operations of our wholly-owned and majority-owned or controlled subsidiaries. Investments in entities that we do not control, but for which we have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. All intercompany transactions are eliminated in consolidation.
     Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing appropriate accrual and disclosure treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, the presentation of the financial condition or results of operations may be affected.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Significant estimates inherent in the preparation of the accompanying financial statements include the valuation of investments, the valuation of derivative instruments, allowance for doubtful accounts, depreciation, the fair value of shares granted to employees and third parties, and the application of purchase accounting including the valuation of acquired assets, liabilities and spectrum licenses.
2. Significant Accounting Policies
     Significant Accounting Policies — Other than the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), discussed below, there have been no significant changes in our significant accounting policies during the three months ended March 31, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Derivative Instruments
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, we must comply with the detailed rules and strict documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.
     In the normal course of business, we are exposed to the effect of interest rate changes. We have limited our exposure by adopting established risk management policies and procedures including the use of derivatives. It is our policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading.
     All derivatives are recorded at fair value on the balance sheet as either assets or liabilities. Each derivative is designated as either a cash flow hedge or a fair value hedge, or remains undesignated. Currently, we only have derivatives that are designated as cash flow hedges and which are effective. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the statement of operations when the effects of the item being hedged are recognized.
     All designated hedges are formally documented as to the relationship with the hedged item as well as the risk management strategy. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, any changes in the derivative’s fair value, that will not be effective as an offset to the income effects of the item being hedged, will be recognized currently in the statement of operations.
     To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Note 8, Derivative Instruments and Hedging Activities, for additional information regarding our derivative transactions.
     Financial Instruments
     On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.
     As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, income and cost approaches. Based on these approaches, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can be readily observable, market corroborated, or generally unobservable inputs. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
     See Note 9, Fair Value Measurements, for further information regarding fair value measurements and our adoption of the provisions of SFAS No. 157.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We have not adopted the fair value option for any financial assets or liabilities and, accordingly, the adoption of SFAS No. 159 did not have any impact on our condensed consolidated financial statements.
     Recent Accounting Pronouncements
     SFAS No.141(R) — In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     SFAS No. 161— In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact of this pronouncement on our financial statements.
     FSP No. 142-3 — In April 2008, the Financial Accounting Standards Board issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, Business Combinations (“SFAS 141”), and other US generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently assessing whether the adoption of FSP No. 142-3 will have a material impact on our financial statements.
3. Investments
     Investments as of March 31, 2008 and December 31, 2007 consist of the following (in thousands):

	March 31, 2008				December 31, 2007
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
Commercial paper	$6,000	$—	$—	$6,000	$7,500	$—	$—	$7,500
Corporate bonds	4,994	9	—	5,003	7,970	15	—	7,985
US Government and Agency Issues	99,369	230	—	99,599	51,544	3	(20)	51,527

Total	$110,363	$239	$—	$110,602	$67,014	$18	$(20)	$67,012

Long-term
Auction rate securities	$92,591	$—	$(11,562)	$81,029	$95,922	$—	$(7,290)	$88,632

Total	$92,591	$—	$(11,562)	$81,029	$95,922	$—	$(7,290)	$88,632

Total Investments	$202,954	$239	$(11,562)	$191,631	$162,936	$18	$(7,310)	$155,644

     Marketable debt securities that are available for current operations are classified as short-term available-for-sale investments, and are stated at fair value. Auction rate securities without readily determinable market values are classified as long-term available-for-sale investments and are stated at fair value. Unrealized gains and losses that are deemed temporary are recorded as a separate component of accumulated other comprehensive income (loss). Realized losses are recognized when a decline in fair value is determined to be other-than-temporary, and both realized gains and losses are determined on the basis of the specific identification method.
     At March 31, 2008, we held available-for-sale short-term and long-term investments with a fair value of $191.6 million and a cost of $203.0 million. During the quarter ended March 31, 2008, we incurred other-than-temporary impairment losses of $4.8 million related to a decline in the estimated fair values of a number of our investment securities. Included in our investments were auction rate securities with a fair value of $81.0 million and a cost of $92.6 million as of March 31, 2008. There were no realized gains or losses from sales for the first quarters of 2008 and 2007.
     We estimated the fair value of securities without quoted market values using internally generated pricing models that require various inputs and assumptions. In estimating fair values of these securities, we utilize certain assumptions that market participants would use in pricing the investment, including assumptions about risk. These inputs are readily observable, market corroborated, or unobservable. We maximize the use of observable inputs to the pricing models where available and reliable. We use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own assumptions about the assumptions that market participants would use in pricing the security. In these instances, fair value is determined by analysis of historical and forecasted cash flows, default probabilities and recovery rates, time value of money and discount rates considered appropriate given the level of risk in the security and associated investor yield requirements. These internally derived values are compared to independent values received from independent brokers for reasonableness. Our internally generated pricing models require us to use judgment in interpreting relevant market data, matters of uncertainty and matters that are inherently subjective in nature. The use of different judgments and

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
assumptions could result in different fair values and security prices could change significantly based on market conditions.
     Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 30 or 90 days through an auction process. The auction rate securities are classified as available-for-sale and are recorded at fair value. Beginning in August 2007, the auctions failed to attract buyers and sell orders could not be filled. Current market conditions are such that we are unable to estimate when the auctions will resume. When an auction fails, the security resets to a maximum rate as determined in the security documents. These rates vary from LIBOR + 84 basis points to LIBOR + 100 basis points. While we continue to earn interest on these investments at the maximum contractual rate, until the auctions resume, the investments are not liquid. We may not have access to these funds until a future auction on these investments is successful, a secondary market develops for these securities or the Underlying collateral matures. At March 31, 2008, the estimated fair value of these auction rate securities no longer approximated cost and we recorded other-than-temporary impairment losses on our auction rate securities of $3.3 million for the quarter ended March 31, 2008. For certain other auction rate securities, we recorded a net unrealized loss of $4.0 million in other comprehensive income reflecting the decline in the estimated fair value of these securities. We consider these declines in fair value to be temporary, given our consideration of the collateral underlying these securities and other factors. Additionally, we have the intent and ability to hold the investments until maturity or for a period of time sufficient to allow for any anticipated recovery in market value.
     Our investments in auction rate securities represent interests in collateralized debt obligations supported by preferred equity securities of small to medium sized insurance companies and financial institutions and asset backed capital commitment securities supported by high grade, short-term commercial paper and a put option from a monoline insurance company. These auction rate securities were rated AAA/Aaa or AA/Aa by Standard & Poors and Moody’s rating services at the time of purchase and their ratings have not changed as of March 31, 2008. With regards to the asset backed capital commitment securities, both rating agencies have placed the issuer’s ratings under review for possible downgrade.
     As issuers and counterparties to our investments announce financial results in the coming quarters and given current market volatility, it is possible that we may record additional other-than-temporary impairments as realized losses. We will continue to monitor our investments for substantive changes in relevant market conditions, substantive changes in the financial condition and performance of the investments’ issuers and other substantive changes in these investments.
     Current market conditions do not allow us to estimate when the auctions for our auction rate securities will resume, if ever, or if a secondary market will develop for these securities. As a result, our auction-rate securities are classified as long-term investments.
     In addition to the above mentioned securities, we hold one commercial paper security issued by a structured investment vehicle that defaulted in January 2008. The issuer invests in residential and commercial mortgages and other structured credits including sub-prime mortgages. At March 31, 2008, the estimated fair value of this security was $6.0 million based on our internally generated pricing models that consider the collateral underlying the structured investment vehicle and their estimated values. During the first quarter of 2008, we recognized other-than-temporary impairment losses of $1.5 million related to this commercial paper security.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
4. Property, Plant and Equipment
     Property, plant and equipment as of March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Network and base station equipment	$327,826	$305,635
Customer premise equipment	99,709	89,120
Furniture, fixtures and equipment	62,865	55,548
Leasehold improvements	14,221	13,488
Construction in progress	247,937	233,120

	752,558	696,911
Less: accumulated depreciation and amortization	(151,546)	(124,582)

	$601,012	$572,329

     We follow the provisions of SFAS No. 34, Capitalization of Interest Cost, with respect to our owned FCC licenses and the related construction of our network infrastructure assets. Capitalization commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases when the construction is substantially complete and available for use, generally when a market is launched. Network and base station equipment is depreciated over a three to seven year period. Customer premise equipment (“CPE”) is depreciated over a two year period. Furniture, fixtures and equipment is depreciated over a three to five year period. We amortize our leasehold improvements over the estimated useful life of the assets or the lease term, whichever is less.
     Interest capitalized for the quarters ended March 31, 2008 and 2007 was $4.4 million and $3.9 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the quarters ended March 31, 2008 and 2007 was $26.1 million and $15.0 million, respectively.
5. Spectrum Licenses, Goodwill, and Other Intangible Assets
     Purchased Spectrum Rights and other intangibles — Spectrum licenses, which are issued on both a site-specific and a wide-area basis, authorize wireless carriers to use radio frequency spectrum to provide service to certain geographical areas in the United States and internationally. These licenses are generally acquired by us either directly from the governmental authority in the applicable country, which in the United States is the Federal Communications Commission (“FCC”), or through a business combination or an asset purchase, and are considered indefinite-lived intangible assets, except for the licenses acquired in Poland, Spain, Germany and Romania, which are considered definite-lived intangible assets due to limited license renewal history within these countries.
     During the quarter ended March 31, 2008, we paid cash consideration of $13.1 million relating to purchased spectrum rights, compared to $14.5 million, which was comprised of $10.3 million in cash and $4.2 million in the form of warrants and common stock, for the quarter ended March 31, 2007.
     For the quarters ended March 31, 2008 and 2007, we recorded amortization of $1.9 million and $1.2 million, respectively, on spectrum licenses and other intangibles.
     Prepaid Spectrum License Fees — We also lease spectrum from third parties who hold the spectrum licenses. These leases are accounted for as executory contracts, which are treated like operating leases. Consideration paid to third-party holders of these leased licenses at the inception of a lease agreement is accounted for as prepaid spectrum license fees and is expensed over the term of the lease agreement, including expected renewal terms, as applicable.
     Cash consideration paid relating to prepaid spectrum license fees was $40.0 million for the quarter ended March 31, 2008, and $60.3 million, which was comprised of $43.2 million in cash and $17.1 million in the form of warrants and common stock for the quarter ended March 31, 2007.
     For the quarters ended March 31, 2008 and 2007, we recorded amortization of $13.7 million and $2.8 million, respectively, on prepayments related to leased spectrum.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
6. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses as of March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Accounts payable	$49,472	$47,865
Accrued interest	11,993	11,643
Salaries and benefits	13,371	17,697
Business and income taxes payable	6,193	9,299
Other	11,737	15,943

	$92,766	$102,447

7. Income Taxes
     Management has reviewed the facts and circumstances, including the history of net operating losses and projected future tax losses, and determined that it is appropriate to record a valuation allowance against a substantial portion of our deferred tax assets. The remaining deferred tax asset will be reduced by schedulable deferred tax liabilities. The net deferred tax liabilities are related to certain intangible assets, including certain spectrum assets, which are not amortized for book purposes.
8. Derivative Instruments and Hedging Activities
     During the first quarter of 2008, we, for the first time, entered into two interest rate swap contracts with two year and three year terms. We currently have variable rate debt tied to 3-month LIBOR in excess of the $600 million notional amount of interest rate contracts outstanding and Clearwire expects this condition to persist throughout the term of the contracts. In accordance with SFAS 133, we designated the interest rate swap agreements as cash flow hedges. At inception, the swap agreements had a fair value of zero.
     The following table sets forth information regarding our interest rate hedge contracts as of March 31, 2008 (in thousands):

	Notional		Receive	Pay	Fair Market
Type of Hedge	Amount	Maturity Date	Index Rate	Fixed Rate	Value
Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	$(6,622)
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	$(8,144)
     The fair value of the two interest rate swaps are reported as an other long-term liability on our condensed consolidated balance sheet at March 31, 2008. Per the guidance of SFAS 157, we computed the fair value of the swaps using observed LIBOR rates and market interest rate swap curves which are deemed as Level 2 inputs in the fair value hierarchy. The effective portion of changes in the fair value of the swaps are initially reported in other comprehensive income and subsequently reclassified to earnings (“interest expense”) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded in the condensed consolidated statement of operations as part of other income or expense. We also monitor the risk of counterparty default on an ongoing basis.
     For the quarter ended March 31, 2008, the interest rate swaps had a fair value loss of $14.8 million, which is included in “Other Long-Term Liabilities” on our condensed consolidated balance sheet at March 31, 2008. The change in net unrealized gains/losses on cash flow hedges reported in accumulated other comprehensive income was $14.5 million during three months ended March 31, 2008. There were no net payments made to counterparties under interest rate hedge contracts during the three months ended March 31, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     The change in net unrealized losses on cash flow hedges reflects a reclassification of $237,000 of net unrealized losses from accumulated other comprehensive income to interest expense during the first quarter of 2008. Amounts reported in accumulated other comprehensive income related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the 3-month LIBOR variable-rate financing. We expect that the effective portion of the change in the fair value of the swaps recorded in accumulated other comprehensive income at March 31, 2008, which will be reclassified as interest expense within the next 12 months, will be approximately $3.4 million.
     As of March 31, 2008, no derivatives were designated as fair value hedges or undesignated. Additionally, we did not use derivatives for trading or speculative purposes. For the quarter ended March 31, 2008, we had no hedge ineffectiveness which required us to report other income or loss in the condensed consolidated statement of operations.
9. Fair Value Measurements
     As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, income and cost approaches. Based on these approaches, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can be readily observable, market corroborated, or generally unobservable inputs. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
     In accordance with SFAS No. 157, it is our practice to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. We utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own assumptions about the assumptions that market participant would use in pricing the security. These internally derived values are compared to values received from brokers or other independent sources for reasonableness.
     Following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Investment Securities
     Where quoted prices for identical securities are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasuries and highly liquid government and corporate bonds (including commercial paper) for which there are quoted prices in active markets. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. For instance, in the valuation of failed auction rate securities and commercial paper in default, we have used the following assumptions and estimates:

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
•	Fair values of auction rate securities collateralized by preferred debt and equity of financial institutions and insurance companies are determined by discounting forecasted cash flows at the LIBOR curve, adjusted for credit risk and liquidity. Forecasted cash flow assumptions include management’s estimate of the dividends paid to investors of the security, the probability of deferral of dividend payments as well as default and loss of the underlying financial institutions and insurance companies, and the probability of exercise of call options and final maturity of the bonds.

•	For the fair values of auction rate securities containing a put option from a monoline insurance company, management assumes the put option is exercised and the value of the auction rate security is comparable to the value of the preferred debt of the monoline insurance company. The inputs include prices of exchange traded preferred debt of the monoline insurance company or other companies with comparable credit risk. Management assumptions include an estimate of dividends, probability of default and loss, and probability of exercise of call options and final maturity of the bonds.

•	Fair value of Commercial Paper in default is determined by valuing the underlying assets of the structured investment vehicle. Underlying assets are grouped by investment type, credit rating, and estimated maturity or duration. The value of these groups of assets are estimated by comparing prices and spreads of recently traded securities of the same investment type, adjusted for credit and interest rate risk and liquidity.
Derivatives
     The two interest rate swap contracts entered into by the Company are “plain vanilla swaps” that use as their basis readily observable market parameters. Parameters are actively quoted and can be validated to external sources, including industry pricing services. These models do not contain a high level of subjectivity as the methodologies used in the models do not require significant judgment. The inputs include the contractual terms of the derivatives, including the period to maturity, payment frequency and day-count conventions, and market-based parameters such as interest rates and the credit quality of the counterparty. The swaps are classified as Level 2 of the valuation hierarchy.
Debt Instruments
     We have two liabilities, a $1.25 billion Credit Agreement dated as of July 3, 2007 and a loan from Bell Canada, Inc. (“Bell”). Interests in the Credit Agreement are actively exchanged by investors and we use the most recent price or indication of price where an investor is willing to purchase an interest in the Credit Agreement. This liability is classified in Level 1 of the valuation hierarchy.
     The Bell Canada loan is a private agreement and not a traded instrument. The critical terms of the loan are simple and are valued using market-standard discounted cash flow models that use as their basis readily observable market parameters. Parameters are actively quoted and can be validated to external sources. This loan is classified Level 2.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at March 31, 2008.

			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$614,189	$614,189	$614,189	$—	$—
Short-term investments	110,602	110,602	104,602	—	6,000
Long-term investments	81,029	81,029	—	—	81,029

Financial liabilities:
Interest rate swaps	$14,766	$14,766	$—	$14,766	$—
Debt	1,253,750	1,085,582	1,075,844	9,738	—
     The following tables provide a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value
Measurements at
Using Significant
Unobservable Inputs
(Level 3)

Balance at January 1, 2008	$96,132
Total losses included in:
Net loss	(4,849)
Other comprehensive income	(4,272)
Purchases, sales, issuances and settlements, net	—
Other	18

Balance at March 31, 2008	$87,029

10. Commitments and Contingencies
     Our commitments for non-cancelable operating leases consist mainly of leased spectrum license fees, office space, equipment and certain of our network equipment situated on leased sites, including land, towers and rooftop locations. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have initial terms of up to 30 years. Other operating leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling 20 to 25 years.
     In connection with various spectrum lease agreements we have commitments to provide Clearwire services to the lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures of the lessors over the term of the lease. During the quarter ended March 31, 2008, we satisfied $1.2 million related to these commitments. The maximum remaining commitment at March 31, 2008 is $91.0 million and is expected to be incurred over the term of the related lease agreements, which range from 15-30 years.
     As of March 31, 2008, we have signed purchase agreements of approximately $51.0 million to acquire new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Motorola Agreements — In August 2006, Clearwire and Motorola Inc. (“Motorola”) entered into commercial agreements pursuant to which we agreed to purchase certain infrastructure and supply inventory from Motorola. Under these agreements, we were committed to purchase no less than a total $150.0 million of network infrastructure equipment, modems, PC Cards and other products from Motorola on or before August 29, 2008, subject to Motorola continuing to satisfy certain performance requirements and other conditions. We are also committed to purchase certain types of network infrastructure products, modems and PC Cards exclusively from Motorola for a period of five years, which began August 29, 2006, and thereafter 51% until the term of the agreement is completed on August 29, 2014, as long as certain conditions are satisfied. For the three months ended March 31, 2008 and 2007, total purchases from Motorola under these agreements were $7.3 million and $12.0 million, respectively. For the period from the effective date of the agreement through March 31, 2008, total purchases from Motorola under these agreements were $105.7 million. The remaining commitment was $44.3 million at March 31, 2008.
     In the normal course of business, we are party to various pending judicial and administrative proceedings. While the outcome of the pending proceedings cannot be predicted with certainty, Management believes that any unrecorded liability that may result will not have a material adverse impact on our financial condition or results of operations.
11. Share-Based Payments
     On January 19, 2007, our Board of Directors adopted the 2007 Stock Compensation Plan (the “2007 Plan”), which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to our employees, directors and consultants. The 2007 Plan was adopted by our stockholders on February 16, 2007. There are 15,000,000 shares of Class A common stock authorized under the 2007 Plan. Options granted under the 2007 Plan generally vest ratably over four years and expire no later than ten years after the date of grant. In February 2008, the expiration date of all future options grants was changed from ten to seven years. As a result, all options granted after January 2008 will expire no later than seven years from the date of grant. Shares to be awarded under the 2007 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired and held as treasury shares, or a combination thereof. At March 31, 2008 there were 5,284,476 shares available for grant under the 2007 Stock Option Plan.
     Prior to the 2007 Plan, we had the following share-based arrangements: The Clearwire Corporation 2003 Stock Option Plan (the “2003 Stock Option Plan”) and The Clearwire Corporation Stock Appreciation Rights Plan (the “SAR Plan”). No additional stock options will be granted under our 2003 Stock Option Plan.
     We apply SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Share-based compensation expense is based on the estimated grant-date fair value and is recognized net of a forfeiture rate on those shares expected to vest over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.
     Compensation cost recognized related to our share-based awards for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three months ended March 31,
	2008	2007
Cost of service	$17	$15
Selling, general and administrative	10,695	7,854

Total	$10,712	$7,869

Stock Options
     During the three months ended March 31, 2008, we granted 3,555,950 options at a weighted average exercise price of $16.65. During the three months ended March 31, 2007, we granted 2,869,913 options at a weighted average exercise price of $24.87. The fair value of each option granted during the three months ended March 31, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model.
     As of March 31, 2008, a total of 19,093,428 options were outstanding at a weighted average exercise price of $14.88. We recognized $8.7 million and $7.5 million in stock-based compensation related to stock options in the three months ended March 31, 2008 and 2007, respectively. The total unrecognized share-based compensation costs related

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
to non-vested stock options outstanding at March 31, 2008 was $92.6 million and is expected to be recognized over a weighted average period of approximately two years.
     We also grant options to purchase our Class A common stock to non-employee consultants who perform services. These options are adjusted to current fair value each quarter during their vesting periods as services are rendered using the Black-Scholes option pricing model. During the three months ended March 31, 2008, we recognized $352,000 in expense related to these options. As of March 31, 2008 we have $33,000 of unamortized expense related to these options which is expected to be recognized over approximately one year. Expense for the three months ended March 31, 2007 was $104,000.
     The following variables were used in the Black-Scholes calculation for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Expected volatility	58.81% — 66.20%	64.68%
Expected dividend yield	—	—
Expected life (in years)	3.00 - 6.25	6.25
Risk-free interest rate	2.46% — 3.58%	4.46% — 4.78%
Weighted average fair value per option at grant date	$8.55	$15.96
     We grant stock options to employees of entities under common control who performed services to purchase shares of our Class A common stock. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation Under APB No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and SFAS No. 123(R), the fair value of such options is recorded as a dividend. We did not grant any stock options to employees of entities under common control in the three months ended March 31, 2008. In the three months ended March 31, 2007, we recorded dividends related to these stock option grants of $1.1 million.
     Restricted Stock Awards
     There were no grants of restricted stock during the three months ended March 31, 2008. Compensation expense related to restricted stock grants was $159,000 and $183,000 for the quarters ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the number of restricted shares outstanding was 449,999 shares and there was $370,000 of total unrecognized compensation cost related to the unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately two years.
     Restricted Stock Units
     During the three months ended March 31, 2008 there were grants of 360,000 restricted stock units. All restricted stock units vest over a four-year period. Under SFAS 123(R), the fair value of our restricted stock units is based on the grant-date fair market value of the common stock, which equals the grant date market price of $17.11 per share. Compensation expense related to the restricted stock units during the quarters ended March 31, 2008 and 2007 was $1.5 million and $0, respectively. As of March 31, 2008, there were 755,000 units outstanding and total unrecognized compensation cost of $12.4 million, which is expected to be recognized over a weighted-average period of approximately two years
Warrants
     There were no warrants granted during the three months ended March 31, 2008. At March 31, 2008 there were 17,806,220 warrants outstanding and exercisable with a weighted average exercise price of $16.57.
     The fair value of warrants granted is estimated on the date of grant using the Black-Scholes option pricing model using the following average assumptions for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Expected volatility	N/A	64.68% — 88.54%
Expected dividend yield	N/A	—
Contractual life (in years)	N/A	5-10
Risk-free interest rate	N/A	3.05% — 4.81%
Weighted average fair value per warrant at issuance date	N/A	$12.07

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
12. Net Loss Per Share
     Basic and diluted loss per share has been calculated in accordance with SFAS No. 128, Earnings Per Share, for the three months ended March 31, 2008 and 2007. As we had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
     The computations of diluted loss per share for the three months ended March 31, 2008 and 2007 did not include the effects of the following options, shares of nonvested restricted stock, restricted stock units and warrants, as the inclusion of these securities would have been antidilutive (in thousands):

	Three months ended March 31,
	2008	2007
Stock options	17,697	13,943
Nonvested restricted stock	56	75
Restricted Stock Units	577	—
Warrants	17,806	18,905

	36,136	32,923

13. Comprehensive Loss
     Comprehensive loss consists of two components, net loss and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as a component of stockholders’ equity but are excluded from net loss. Our other comprehensive income is comprised of foreign currency translation adjustments from our subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale and unrealized gains and losses related to our cash flow hedge.
     Total comprehensive loss was $182.5 million and $91.4 million for the three months ended March 31, 2008 and 2007, respectively.
     The following table sets forth the components of comprehensive loss (in thousands):

	For the three months
	ended March 31,
	2008	2007
Net loss	$(176,389)	$(92,635)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale investments	(8,881)	(37)
Reclassification adjustment for other-than-temporary impairment loss on investments	4,849

Net unrealized loss on available-for-sale investments	(4,032)	(37)
Derivatives designated as cash flow hedges	(14,766)	—
Reclassification adjustment to expense	237	—

Net unrealized loss on derivative instruments	(14,529)	—

Foreign currency translation adjustment	12,492	1,320

Total Other comprehensive (loss) income	(6,069)	1,283

Total comprehensive loss	$(182,458)	$(91,352)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
14. Business Segments
     We comply with the requirements of SFAS No. 131, which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. We define the chief operating decision makers as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. As our business continues to mature, we will assess how we view and operate the business. We are organized into two reportable business segments: the United States and the International business.
We report business segment information as follows (in thousands):

	Three months ended March 31,
	2008	2007
United States
Revenues	$42,302	$23,104

Cost of goods and services (exclusive of items shown separately below)	34,694	14,070
Operating expenses	112,865	71,611
Depreciation and amortization	22,079	12,854

Total operating expenses	169,638	98,535

Operating loss	(127,336)	(75,431)

International
Revenues	9,226	6,171

Cost of goods and services (exclusive of items shown separately below)	3,480	2,665
Operating expenses	22,366	10,933
Depreciation and amortization	6,006	3,331

Total operating expenses	31,852	16,929

Operating loss	(22,626)	(10,758)

Total operating loss	(149,962)	(86,189)

Other income (expense)	(24,792)	(5,117)
Income tax provision	(1,916)	(603)
Minority interest in net loss of consolidated subsidiaries	1,237	892
Losses from equity investees	(956)	(1,618)

Net loss	$(176,389)	$(92,635)

Capital expenditures
United States	$45,617	$66,146
International	7,455	8,224

	$53,072	$74,370

	March 31,	December 31,
	2008	2007
Total assets
United States	$2,283,143	$2,444,341
International	248,170	241,628

	$2,531,313	$2,685,969

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
15. Related Party Transactions
     We have a number of strategic and commercial relationships with third-parties that have had a significant impact on our business, operations and financial results. These relationships have been with Eagle River Holdings, LLC (“ERH”), Motorola, Intel Corporation (“Intel”), Hispanic Information and Telecommunications Network, Inc. (“HITN”), ITFS Spectrum Advisors, LLC (“ISA”), ITFS Spectrum Consultants LLC (“ISC”) Bell, Danske Telecom A/S (“Danske”), and MVS Net S.A. de C.V. (“MVS Net”) all of which are or have been related parties. The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	March 31,	December 31,
	2008	2007
Prepaids	$1,751	$14
Notes receivable, short-term	2,219	2,134
Notes receivable, long-term	5,115	4,700
Accounts payable and accrued expenses	7,107	4,521

	Three months ended March 31,
	2008	2007
Cost of service	$856	$728
     All purchases were made in the normal course of business at prices similar to those in transactions with third parties. Amounts outstanding at the end of the quarter are unsecured and will be settled in cash.
     Relationships among Certain Stockholders, Directors, and Officers of Clearwire — As of March 31, 2008, ERH is the holder of approximately 65% of our outstanding Class B common stock and approximately 13% of our outstanding Class A common stock. Eagle River Inc. (“ERI”) is the manager of ERH. Each entity is controlled by Craig McCaw. Mr. McCaw and his affiliates have significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. Its likely Mr. Mc Caw and his affiliates will continue to make additional investments in telecommunications businesses.
     As of March 31, 2008 and December 31, 2007 ERH held warrants entitling it to purchase 613,333 shares of our Class A common stock. The exercise price of the warrant is $15.00 per share.
     For the three months ended March 31, 2007, ERH earned interest relating to our senior secured notes, retired in August 2007, in the amount of $633,000. ERH received payments in the amount of $1.3 million for accrued interest during the quarter ended March 31, 2007. As a result of the retirement, there was no interest recorded in the first quarter of 2008.
     Certain of our officers and directors provide additional services to ERH, ERI and their affiliates for which they are separately compensated by such entities. Any compensation paid to such individuals by ERH, ERI and/or their affiliates for their services is in addition to the compensation paid by us.
     Advisory Services Agreement and Other Reimbursements — Clearwire and ERI were parties to an Advisory Services Agreement, dated November 13, 2003 (the “Advisory Services Agreement”). Under the Advisory Services Agreement, ERI provided us with certain advisory and consulting services, including without limitation, advice as to the development, ownership and operation of communications services, advice concerning long-range planning and strategy for the development and growth of Clearwire, advice and support in connection with its dealings with federal, state and local regulatory authorities, advice regarding employment, retention and compensation of employees and assistance in short-term and long-term financial planning. The parties terminated this agreement effective January 31, 2007.
     During the three months ended March 31, 2007 we paid ERI fees of $67,000 of fees under the Advisory Services Agreement. In addition, we paid ERI expense reimbursements of $24,000 during the three months ended March 31, 2007.
     Pursuant to the origination of the Advisory Services Agreement in 2003, we issued to ERH warrants to purchase 375,000 shares of our Class A common stock at an exercise price of $3.00 per share, which may be exercised any time within 10 years of the issuance of the warrants. As of March 31, 2008, the remaining life of the warrants was 5.6 years.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Nextel Undertaking — Clearwire and Mr. McCaw entered into an agreement and undertaking in November 2003, pursuant to which we agreed to comply with the terms of a separate agreement between Mr. McCaw and Nextel Communications, Inc. (“Nextel”), so long as we were a “controlled affiliate” of Mr. McCaw as defined therein, certain terms of which were effective until October 2006. Under the agreement with Mr. McCaw, Nextel had the right to swap certain channels of owned or leased Broadband Radio Service (“BRS”) or Educational Broadband Service (“EBS”) spectrum with entities controlled by Mr. McCaw, including Clearwire. While the agreement was still effective, Nextel notified us of its request to swap certain channels, which is currently pending. There were no payments made to Nextel under this agreement through March 31, 2008.
     Intel Collaboration Agreement — On June 28, 2006, we entered into a collaboration agreement with Intel, to develop, deploy and market a co-branded mobile WiMAX service offering in the United States, that will target users of certain WiMAX enabled notebook computers, ultramobile PCs, and other mobile computing devices containing Intel microprocessors.
     Clearwire and Intel have agreed to share the revenues received from subscribers using Intel mobile computing devices on our domestic mobile WiMAX network. Intel will also receive a one time fixed payment for each new Intel mobile computing device activated on our domestic mobile WiMAX network once we have successfully achieved substantial mobile WiMAX network coverage across the United States. Through March 31, 2008, we have not been required to make any payments to Intel under this agreement.
     Motorola Agreements — Simultaneously with the sale of NextNet to Motorola, Clearwire and Motorola entered into commercial agreements pursuant to which we agreed to purchase certain infrastructure and supply inventory from Motorola. Under these agreements, we are committed to purchase no less than $150.0 million of network infrastructure equipment, modems, PC Cards and other products from Motorola on or before August 29, 2008, subject to Motorola continuing to satisfy certain performance requirements and other conditions. We are also committed to purchase certain types of network infrastructure products, modems and PC Cards it provides to its subscribers exclusively from Motorola for a period of five years, which began August 29, 2006 and, thereafter, 51% until the term of the agreement is completed on August 29, 2014, as long as certain conditions are satisfied. For the three months ended March 31, 2008 and 2007, total purchases from Motorola under these agreements were $7.3 million and $12.0 million, respectively. For the period from the effective date of the agreement through March 31, 2008, total purchases from Motorola under these agreements were $105.7 million. The remaining commitment was $44.3 million at March 31, 2008.
     HITN and its Affiliates — In November 2003, we entered into a Master Spectrum Agreement (“MSA”) with a third-party EBS license holder, HITN. The founder and president of HITN was formerly a member of our Board of Directors. The MSA provides for terms under which HITN leases excess capacity on certain of its EBS spectrum licenses to us. The licenses covered under the MSA include all of the spectrum rights acquired in the Clearwire Spectrum Corporation acquisition, plus access to an additional twelve markets in the United States. For each market leased by HITN to us under the MSA, Clearwire and HITN entered into a separate lease agreement which contains additional lease terms. The initial lease term is 15 years with one renewal for an additional 15 years. The MSA also provides for additional shares of Class A common stock to be issued to HITN upon Clearwire reaching certain financial milestones.
     In March 2004, the MSA with HITN was amended to provide, among other things, additional leased EBS spectrum capacity in an additional major metropolitan market. Clearwire and HITN also entered into a spectrum option agreement (the “Option Agreement”) whereby we have an option to enter into leases of spectrum for which HITN has pending EBS license applications upon grant of those licenses by the FCC. The lease terms and conditions would be similar to those under the MSA.
     Subsequent to the MSA, we entered into two other related agreements with ISA and ISC. The founder and president of HITN is an owner of ISA and ISC, which are also affiliates of HITN. The agreements provided for payment to be provided to ISA and ISC in the form of warrants to purchase additional shares of Class A common stock in exchange for ISA and ISC providing opportunities for us to purchase or lease additional spectrum. Each of the agreements specifies a maximum consideration available under the agreement and, in 2005, the maximum consideration under the agreement with ISA was reached. As of December 31, 2007 the maximum consideration under the agreement with ISC was reached.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     For the three months ended March 31, 2007, ISC earned $0 and received cash of $39,000. As of March 31, 2007, $23,000 was payable to ISC in warrants to purchase 1,307 shares of Class A common stock. There was no cash earned or paid to ISC for the three months ended March 31, 2008.
     Agreements with Bell Canada — In March 2005, Bell, a Canadian telecommunications company which is a subsidiary of BCE Inc. (“BCE”), purchased 8,333,333 shares of our Class A common stock for $100.0 million. At the time of the investment, Bell and BCE Nexxia, an affiliate of Bell, entered into a Master Supply Agreement (“Master Supply Agreement”) dated March 16, 2005 with Clearwire. Under the Master Supply Agreement, Bell and BCE Nexxia provide or arrange for the provision of hardware, software, procurement services, management services and other components necessary for us to provide Voice over Internet Protocol (“VoIP”) services to their subscribers in the United States and provide day-to-day management and operation of the components and services necessary for us to provide these VoIP services. We agreed to pay to Bell or BCE Nexxia a flat fee for each new subscriber of our VoIP telephony service. We have agreed to use Bell and BCE Nexxia exclusively to provide such service unless such agreement violates the rights of third parties under its existing agreements. Total fees paid for new subscribers under the Master Supply Agreement were $0 and $5,200 during the three months ended March 31, 2008 and 2007, respectively. Amounts paid for supplies, equipment and other services through Bell or BCE were $1.6 million and $3.2 million for the three months ended March 31, 2008 and 2007, respectively. The Master Supply Agreement can be terminated for convenience on twelve months notice by either party at any time beginning on or after October 1, 2007. On October 29, 2007, we delivered a notice of termination of the Master Supply Agreement to BCE Nexxia and the agreement should terminate on October 29, 2008 unless it is extended by the parties.
     As required under the Master Supply Agreement with Bell and BCE Nexxia and in order to assist funding capital expenses and start-up costs associated with the deployment of VoIP services, BCE agreed to make available to us financing in the amount of $10.0 million. BCE funded the entire amount on June 7, 2006. The loan is secured by a security interest in the telecommunications equipment and property related to VoIP and bears interest at 7.00% per annum and is due and payable in full on July 19, 2008. Interest expense recognized for this loan for the three months ended March 31, 2008 and 2007 was $196,000 and $181,000, respectively.
     Davis Wright Tremaine LLP— The law firm of Davis Wright Tremaine LLP serves as our primary outside counsel, and handles a variety of corporate, transactional, tax and litigation matters. Mr. Wolff, our Chief Executive officer, is married to a partner at Davis Wright Tremaine. As a partner, Mr. Wolff’s spouse is entitled to share in a portion of the firm’s total profits, although she has not received any compensation directly from us. For the three months ended March 31, 2008 and 2007 we paid $1.1 million and $1.3 million, respectively, to Davis Wright Tremaine for legal services.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
16. Subsequent Events
     On May 7, 2008, we entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) with Sprint Nextel Corporation (“Sprint”) to form a new public wireless communications company (“NewCo Corporation”). Under the Transaction Agreement, we will merge with and into a wholly owned subsidiary of a newly formed LLC (“NewCo LLC”) that will consolidate into NewCo Corporation. Sprint will contribute its spectrum and certain other assets associated with its WiMAX operations (the “Sprint Assets”), preliminarily valued at approximately $7.4 billion, into a separate wholly owned subsidiary of NewCo LLC. Following the merger and contribution of the Sprint Assets, Intel Corporation, (“Intel”), Google Inc., (“Google”), Comcast Corporation, (“Comcast”), Time Warner Cable Inc., (“Time Warner Cable”), and Bright House Networks, LLC, (“Bright House”) will invest a total of up to $3.2 billion into NewCo Corporation or NewCo LLC, as applicable. We refer to Intel, Google, Comcast, Time Warner Cable and Bright House as the “Investors.”
     In the merger, each share of Class A Common Stock of the Company will be converted into the right to receive one share of Class A Common Stock of NewCo Corporation, which shares are entitled to one vote per share and each option and warrant to purchase shares of the Class A Common Stock of the Company will be converted into one option or warrant, as applicable, to purchase the same number of shares of the Class A Common Stock of NewCo Corporation.
     The Investors will initially receive Class A or Class B stock in NewCo Corporation and non-voting equity interests in NewCo LLC, as applicable, based upon a $20 per share purchase price, but this is subject to post-closing adjustment based upon the trading prices of NewCo Corporation Class A common stock on the NASDAQ Stock Market over 15 randomly selected trading days during the 30-trading day period ending on the 90th day after the closing date. The final price per share will be based upon the volume weighted average price on such days and is subject to a cap of $23.00 per share and a floor of $17.00 per share. The aggregate number of shares and/or non-voting equity interests each Investor receives from its investment in NewCo Corporation and NewCo LLC, respectively, will be equal to its investment amount divided by such price per share. In a separate transaction to occur 90 days after closing, Trilogy Equity Partners will invest $10 million in the purchase of shares of Class A common stock on the same pricing terms as the other investors. Upon completion of the proposed transaction, Sprint will own the largest stake in the new company with approximately 51 percent equity ownership on a fully diluted basis assuming an investment price of $20.00 per share. The existing Clearwire shareholders will own approximately 27 percent and the new strategic investors, as a group, will be acquiring approximately 22 percent for their investment of $3.2 billion, both on a fully diluted basis assuming an investment price of $20.00 per share.
     In connection with our entering into the Transaction Agreement, we also expect to enter into several commercial agreements with Sprint and the Investors relating to, among other things, (i) the bundling and reselling of NewCo Corporation’s WiMAX service and Sprint’s third generation wireless services, the (ii) embedding of WiMAX chips into various devices, and (iii) the development of Internet services and protocols.
     Consummation of the Transactions are subject to various conditions, including the approval and adoption of the Transaction Agreement by our stockholders, the maintenance by Sprint and us of a minimum number of MHz-POPs coverage from their combined spectrum holdings, the effectiveness of a registration statement relating to the registration of the Class A Common Stock of NewCo Corporation, the receipt of the consent of the Federal Communications Commission to certain of the Transactions, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. The parlies expect the Transaction Agreement to close during the fourth quarter of 2008,
     The Transaction Agreement contains certain termination rights for Sprint, the Investors and us. In the event the Transaction Agreement is terminated under certain specified circumstances, we would be required to pay Sprint a termination fee of $60.0 million.

CLEARWIRE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2008 and 2007 and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report on Form 10-Q, particularly in the section entitled “Risk Factors.”
Forward-Looking Statements
     Statements and information included in this Quarterly Report on Form 10-Q by Clearwire Corporation (“Clearwire,” “we,” “us,” or “our”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
     Forward-looking statements in this Quarterly Report on Form 10-Q represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based, or the success of our business.
     When used in this report, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “evaluate,” “opinion,” “may,” “could,” “future,” “potential,” “probable,” “if,” “will” and similar expressions generally identify forward-looking statements.
Recent Developments and Overview
     We build and operate wireless broadband networks that enable fast, simple, portable, reliable and affordable communications. Our networks cover entire communities, delivering a wireless high-speed Internet connection and enabling other services and features that create a new communications path into the home or office. We provide a portable broadband connection that delivers high speed Internet access and enables premium services, such as VoIP telephony, anytime and anywhere within our coverage area.
          On May 7, 2008, we entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) with Sprint Nextel Corporation (“Sprint”) to form a new public wireless communications company (“NewCo Corporation”). Under the Transaction Agreement, we will merge with and into a wholly owned subsidiary of a newly formed LLC (“NewCo LLC”) that will consolidate into NewCo Corporation. Sprint will contribute its spectrum and certain other assets associated with its WiMAX operations (the “Sprint Assets”) into a separate wholly owned subsidiary of NewCo LLC. Following the merger and contribution of the Sprint Assets, Intel Corporation, (“Intel”), Google Inc., (“Google”), Comcast Corporation, (“Comcast”), Time Warner Cable Inc., (“Time Warner Cable”), and Bright House Networks, LLC, (“Bright House”) will invest a total of up to $3.2 billion into NewCo Corporation or NewCo LLC, as applicable. We refer to Intel, Google, Comcast, Time Warner Cable and Bright House as the “Investors.”
          In connection with our entering into the Transaction Agreement, we also expect to enter into several commercial agreements with Sprint and the Investors relating to, among other things, (i) the bundling and reselling of NewCo Corporation’s WiMAX service and Sprint’s third generation wireless services, the (ii) embedding of WiMAX chips into various devices, and (iii) the development of Internet services and protocols
     Our pre-WiMAX network relies on network infrastructure equipment that is based on non-line-of-sight, or NLOS, Orthogonal Frequency Division Multiplexing, or OFDM, Expedience technologies, from Motorola, Inc. We intend to deploy networks based on the IEEE mobile Worldwide Interoperability of Microwave Access 802.16e-2005, or mobile WiMAX, standard in all new markets. As with our current pre-WiMAX network infrastructure equipment, we expect mobile WiMAX technology to support fixed, portable and mobile service offerings using a single network architecture. In addition, as mobile WiMAX is a standards-based technology, we anticipate manufacturers will offer a number of handheld communications and consumer electronic devices that will be enabled to communicate using our mobile WiMAX network, including notebook computers, ultramobile personal computers, or UMPCs, personal data assistants, or PDAs, gaming consoles, MP3 players, and other handheld devices. We expect to launch our first mobile WiMAX markets in the second half of 2008, provided the WiMAX technologies satisfactorily pass our ongoing field trials.
     We launched our first broadband market in August 2004 and are growing rapidly in terms of the number of markets served, number of people covered by our network, and number of total subscribers. As of March 31, 2008 we offered our service for sale to an estimated 13.7 million people, or POPs, in the United States and to nearly 2.9 million POPs internationally in Ghent and Brussels, Belgium; Dublin, Ireland; and Seville, Spain.
     We ended the quarter with approximately 443,000 total subscribers worldwide, representing an increase of approximately 72% over our March 31, 2007 total subscribers of approximately 258,000 subscribers.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     As of March 31, 2008, we had approximately 392,000 customers in the United States, representing an increase of 160,000, or approximately 69%, from the approximately 232,000 U.S. subscribers we had as of March 31, 2007. Internationally, we ended the quarter with approximately 51,000 customers, representing a 25,000 increase, or approximately 96% increase from the approximately 26,000 international subscribers we had as of March 31, 2007.
     We are investing heavily in building networks and growing our subscriber base. Our efforts also include offering premium services and applications in order to make our service more attractive, such as VoIP telephony and our recently introduced PC card. This expansion will require significant capital expenditures as well as increased sales and marketing expenses, and will likely be accompanied by significant operating losses over the next five years or more as we expand the area covered by our network and invest to build our brand and develop subscriber loyalty. During 2008, we expect to launch additional markets in the United States. If introduced on the schedule we anticipate, these market launches would expand our covered population in the United States to approximately 20.0 to 22.0 million in 2008.
     We believe that we have the second largest spectrum position in the 2.5 GHz (2496-2690 MHz) band in the United States with a spectrum portfolio that as of March 31, 2008 includes approximately 15.4 billion MHz-POPs, which is an industry metric that represents the amount of spectrum in a given area, measured in Megahertz, multiplied by the estimated population of that area. In Europe, as of March 31, 2008, we held approximately 8.7 billion MHz-POPs of spectrum, predominantly in the 3.5 GHz band, in Belgium, Germany, Ireland, Poland, Romania and Spain. We plan to continue acquiring spectrum in markets that we believe are attractive for our service offerings. If demand increases for spectrum rights, our spectrum acquisition costs may increase, which may afford an advantage to competitors with greater capital resources.
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
     As a result of continued expansion and ongoing spectrum acquisitions, we expect to require significant additional capital, which we intend to raise through subsequent equity offerings, by increasing our debt, or a combination of the two. As of March 31, 2008, our total assets were $2.5 billion and our stockholders’ equity was $992.4 million, which compares to total assets of $2.7 billion and stockholders’ equity of $1.2 billion at December 31, 2007. Our unrestricted cash and cash equivalents and unrestricted short-term and long-term investments were $805.8 million and $1.0 billion at March 31, 2008 and December 31, 2007, respectively. As a consequence of the turbulent financial markets of late, we cannot offer assurances that the necessary capital to achieve our current plan will be available on attractive terms or at all, and we plan to manage our use of capital by adjusting the rate at which we build our network, acquire spectrum and deploy our services.
     As we have concentrated our financial and management resources on expanding the geographic footprint of our network and the availability of our services, we have incurred net losses of $176.4 million and $92.6 million for the three months ended March 31, 2008 and 2007, respectively.
     At March 31, 2008, we held available for sale short-term and long-term investments with a fair value of a total of $191.6 million and a cost of $203.0 million, of which investments with a fair value of $81.0 million and a cost of $92.6 million were in auction rate securities. In addition, we have an investment with a fair value and recorded cost of $6.0 million in commercial paper issued by a structured investment vehicle for which an insolvency event has been declared. We recorded an other-than-temporary impairment loss on this investment of $1.5 million during the first quarter.
     Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 30 or 90 days through an auction process. Beginning in August 2007, the auctions failed to attract buyers and sell orders could not be filled. Current market conditions do not allow us to estimate when the auctions will resume. While we continue to earn interest on these investments at the maximum contractual rate, until the auctions resume, the investments are not liquid and we may not have access to these funds until a future auction on these investments is successful or a secondary market develops for these securities. At March 31, 2008, the estimated fair value of these auction rate securities no longer approximates cost and we recorded other-than-temporary impairment losses and realized losses on our auction

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
rate securities of $3.3 million for the quarter ended March 31, 2008. For certain other auction rate securities, we recorded a net unrealized loss during the quarter of $4.0 million in other comprehensive income reflecting the decline in the estimated fair value of these securities. We consider these declines in fair value to be temporary given our consideration of the collateral underlying these securities and other factors. Additionally, we believe we have the intent and ability to hold the investments until maturity or for a period of time sufficient to allow for any anticipated recovery in market value.
Business Segments
     We comply with the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. We define the chief operating decision makers as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. As our business continues to mature, we will assess how we view and operate the business. We are organized into two reportable business segments: the United States and the International business. See Note 14, Business Segments, to our condensed consolidated financial statements for further discussion.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to investments, long-lived assets, goodwill and intangible assets, including spectrum, share-based compensation, and our deferred tax asset valuation allowance.
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
     Other than estimates associated with the fair values of our financial instruments, there have been no other significant changes in our critical accounting estimates during the three months ended March 31, 2008 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Fair Value Measurements
     During the first quarter of 2008, we adopted SFAS No. 157 for our financed assets and liabilities that are recognized or disclosed at fair value on an annual or more frequently recurring basis. These include our derivative instruments and our short-term and long-term investments.
     As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can be readily observable, market corroborated, or generally unobservable inputs. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques we are required to provide the following information according to the fair value hierarchy:
     Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs that are not corroborated by market data.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     In accordance with SFAS No. 157, it is our practice to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. In estimating fair values, we utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own assumptions about the assumptions that market participant would use in pricing the security. These internally derived values are compared to values received from brokers or other independent sources for reasonableness.
Results of Operations
     The following table sets forth certain operating data for the periods presented (in thousands).

	Three months ended
	March 31,		Percentage
	2008	2007	Change
REVENUES	$51,528	$29,275	76.0%

OPERATING EXPENSES:
Cost of goods and services (exclusive of a portion of depreciation and amortization shown below)	38,174	16,735	128.1%
Selling, general and administrative expense	99,109	68,657	44.4%
Research and development	437	445	(1.8%)
Depreciation and amortization	28,085	16,185	73.5%
Spectrum lease expense	35,685	13,442	165.5%

Total operating expenses	201,490	115,464	74.5%

OPERATING LOSS	(149,962)	(86,189)	74.0%

OTHER INCOME (EXPENSE):
Interest income	8,469	16,590	(49.0%)
Interest expense	(28,594)	(24,218)	18.1%
Foreign currency gains, net	525	33	1490.9%
Other-than-temporary impairment loss and realized loss on investments	(4,849)	—	N/M
Other income (expense), net	(343)	2,478	N/M

Total other expense, net	(24,792)	(5,117)	384.5%

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(174,754)	(91,306)	91.4%
Income tax provision	(1,916)	(603)	217.7%

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(176,670)	(91,909)	92.2%
Minority interest in net loss of consolidated subsidiaries	1,237	892	38.7%
Losses from equity investees	(956)	(1,618)	(40.9%)

NET LOSS	$(176,389)	$(92,635)	90.4%

Net loss per common share, basic and diluted	$(1.08)	$(0.64)	68.8%

Weighted average common shares outstanding, basic and diluted	164,056	143,739	14.1%

     Revenue. Service revenue is primarily generated from subscription and modem lease fees for our wireless broadband service. Revenue from activation fees and fees for other services such as email, VoIP, and web hosting services are also included in service revenue.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Revenue increased 76.0% or $22.2 million to $51.5 million in the first quarter of 2008 from $29.3 million in the first quarter of 2007. This is due primarily to an increase in service revenue as we increased our subscriber base. As of March 31, 2008, we operated in 46 U.S. markets and four international markets covering a geographic area containing approximately 16.6 million people. This is compared to 36 U.S. and two international markets covering approximately 10.1 million people as of March 31, 2007. Total subscribers in all markets grew to approximately 443,000 as of March 31, 2008 from approximately 258,000 as of March 31, 2007, primarily due to continued subscriber growth in existing markets and the additional markets launched during 2007.
     Revenue in the U.S. represented 82.1% and international represented 17.9% of total revenue in the quarter ended March 31, 2008 compared to 78.9% and 21.1% in the quarter ended March 31, 2007, respectively. This increase in U.S. revenue as a percent of total revenue is due primarily to a greater number of markets launched domestically as compared to international.
     Cost of goods and services. Service costs primarily include costs associated with tower rents, direct Internet access and back haul costs, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence (“POP”).
     Total cost of goods and services increased 128.1%, or $21.5 million to $38.2 million in the quarter ended March 31, 2008 from $16.7 million in the quarter ended March 31, 2007. As a percentage of revenue, cost of goods and services for the three months ended March 31, 2008 was 74.1% compared to 57.2% for the three months ended March 31, 2007. These increases were primarily due to an increase in the number of sites on-air, direct internet access and related back haul costs, as the number of on-air sites increased to approximately 2,420 at March 31, 2008 compared to approximately 1,360 at March 31, 2007.
     U.S. cost of goods and services represented approximately 90.9% and international represented approximately 9.1% of total cost of goods and services for the three months ended March 31, 2008 compared to approximately 84.1% and approximately 15.9% for the three months ended March 31, 2007. This increase in U.S. costs of goods and services as a percent of total cost of goods and services is due primarily to increased lease and site costs related to an increased number of sites and markets being built out in the U.S. as compared to international.
     Selling, general and administrative expense. Selling, general and administrative expense primarily includes salaries and benefits, sales commissions, travel expenses and related facilities costs for the following personnel: sales, marketing, network deployment, executive, finance and accounting, information technology, human resource and legal. It also includes costs associated with advertising, trade shows, public relations, promotions and other market development programs and third-party professional service fees.
     Selling, general and administrative expense was $99.1 million for the quarter ended March 31, 2008 as compared to $68.7 million in the quarter ended March 31, 2007. The increase of 44.4%, or $30.4 million was due primarily to a $17.6 million increase in employee compensation and related costs, including facilities costs, resulting from higher employee headcount of approximately 1,860 employees at March 31, 2008 compared to approximately 1,360 employees at March 31, 2007. These additional employees were hired as a result of bringing the customer care function in-house, new market deployments, and to support the overall growth of our business. In addition for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, there was a $4.6 million increase in professional fees, due to expenses related to business expansion projects, contractor and consulting expenses for costs for compliance projects related to Sarbanes Oxley; a $3.7 million increase in advertising expenses related to the expansion of our business; an increase of $2.7 million associated with call center, bad debt and collection fees, and a $1.5 million increase in third party commissions as we continue to increase our sales and services through third party providers. The remaining increase of $300,000 resulted from increases in other miscellaneous expenses primarily arising out of growth in and operation of our business.
     Research and development. Research and development expenses consist of salaries and related benefits for our development personnel. Research and development expense was $437,000 and $445,000 for the quarters ended March 31, 2008 and 2007, respectively. Research and development expenses may increase later in 2008 as a result of system and technical development efforts related to implementation of mobile WiMAX.
     Depreciation and amortization. Depreciation and amortization expense increased to $28.1 million for the quarter ended March 31, 2008 from $16.2 million for the quarter ended March 31, 2007. This increase was primarily due to the

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
additional depreciation expense associated with our continued network build-out and the depreciation of Customer Premise Equipment (“CPE”) related to our expansion into new markets and associated subscriber growth. Capital expenditures for depreciable property, plant and equipment decreased to $53.1 million for the quarter ended March 31, 2008 from $74.4 million for the quarter ended March 31, 2007. The majority of these expenditures relate to the construction of our network, purchases of base station equipment, and CPE equipment.
     Spectrum lease expense. Spectrum lease expense increased by $22.3 million to $35.7 million for the quarter ended March 31, 2008 from $13.4 million for the quarter ended March 31, 2007. Total spectrum lease expense increased as a direct result of a significant increase in the number of spectrum leases held by us as well as an increase in the cost of new spectrum leases. As certain of our leases include escalation clauses, we are required to record expense on a straight-line basis over the term of these leases, including expected renewal periods where appropriate, which in combination with the significant lease obligation paid up front, results in significant non-cash lease expenses. We expect spectrum lease expense to continue to increase.
     Interest income. We recognized $8.5 million of interest income for the quarter ended March 31, 2008 compared to $16.6 million for the quarter ended March 31, 2007. This decrease of $8.1 million was primarily due to the reduction in interest rates earned on investments, as well as lower balances of short-term and long-term investments held during the first quarter of 2008 compared to 2007.
     Interest expense. We incurred $28.6 million of interest expense in the first three months of 2008 compared to $24.2 million for first three months of 2007. This increase in interest expenses was primarily due to an increase in debt, as debt increased to $1.25 billion at March 31, 2008 from $650.5 million at March 31, 2007, partially offset by an overall reduction in the interest rate applied to the debt. We recorded amortization of original issuance discount of $0 for the three months ended March 31, 2008 compared to $5.4 million for the three months ended March 31, 2007. We recorded amortization of deferred financing costs related to our secured notes and senior term loan facility of $1.5 million for the three months ended March 31, 2008 compared to $1.6 million for the three months ended March 31, 2007. In addition, we recorded $237,000 of interest expense reclassified from accumulated other comprehensive income related to our hedge activities. These amounts were partially offset by capitalized interest of $4.4 million for the quarter ended March 31, 2008 compared to $3.9 million for the quarter ended March 31, 2007.
     Other-than-temporary impairment loss on investments. The increase in the other-than-temporary impairment loss and realized loss on investment securities of $4.8 million for the quarter ended March 31, 2008, as compared to $0 for the quarter ended March 31, 2007, is due to the recognition of a decline in value of investment securities which we determined to be other than temporary. At March 31, 2008, we held available for sale short-term and long-term investments with a fair value of $191.6 million and a cost of $203.0 million.
     Included in our investments were auction rate securities with a fair value of $81.0 million and a cost of $92.6 million as of March 31, 2008. Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 30 or 90 days through an auction process. The auction rate securities are classified as available for sale and are recorded at fair value. At March 31, 2008, the estimated fair value of these auction rate securities no longer approximates cost and we recorded other-than-temporary impairment losses on our auction rate securities of $3.3 million for the quarter ended March 31, 2008. For certain other auction rate securities, we recorded a net unrealized loss of $4.0 million for the first quarter of 2008 in other comprehensive income reflecting the decline in the estimated fair value of these securities. We consider these declines in fair value to be temporary given our consideration of the collateral underlying these securities and other factors. Additionally, we have the intent and ability to hold the investments until maturity or for a period of time sufficient to allow for any anticipated recovery in market value.
     Our investments in auction rate securities represent interests in collateralized debt obligations supported by preferred equity securities of small to medium sized insurance companies and financial institutions and asset backed capital commitment securities supported by high grade, short-term commercial paper and a put option from a monoline insurance company. These auction rate securities were rated AAA/Aaa or AA/Aa by Standard & Poors and Moody’s rating services at the time of purchase and their ratings have not changed as of March 31, 2008. With regards to the asset backed capital commitment securities, both rating agencies have placed the issuers’ ratings under review for possible downgrade.
     In addition to the above mentioned securities, we hold one commercial paper security issued by a structured investment vehicle that defaulted in January 2008. The Issuer invests in residential and commercial mortgages and

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
other structured credits. Some of the assets consist of sub-prime mortgages. At March 31, 2008, the estimated fair value of this security was $6.0 million based on prices provided from our internally generated pricing models and our evaluation of the value of the underlying collateral and our position in the structured investment vehicle. During the first quarter of 2008 we recorded other-than-temporary impairment losses of $1.5 million related to this commercial paper security. A restructuring plan for this security is expected by mid 2008. This restructuring plan may result in an additional decline in the estimated fair value of our investments.
     As issuers and counterparties to our investments announce financial results in the coming quarters and given current market volatility, it is possible that we may record additional other-than-temporary impairments as realized losses. We will continue to monitor our investments for substantive changes in relevant market conditions, substantive changes in the financial condition and performance of the investments’ issuers and other substantive changes in these investments.
     Other income (expense), net. In the three months ended March 31, 2008, we had approximately $343,000 of other expense, net compared to approximately $2.5 million in other income in the three months ended March 31, 2007. This decrease was due primarily to the prior year income from the sale of assets of $2.2 million.
     Losses from equity investees. During the quarter ended March 31, 2008, we had approximately $956,000 in losses from equity investees compared to approximately $1.6 million in losses in the quarter ended March 31, 2007. This decrease was primarily due to the growth in the aggregate subscriber base offset by the increasing overhead costs to grow the businesses and the impact of a weakening U.S. dollar.
     Minority interest in net loss of consolidated subsidiaries. During the quarter ended March 31, 2008, we allocated approximately $1.2 million in losses on our consolidated subsidiaries to minority interests, compared to approximately $892,000 in losses allocated to minority interests in the quarter ended March 31, 2007. This increase in amount of losses assigned to minority interests was primarily due to the addition of a minority partner for our Hawaii operations during 2007.
Cash Flow Analysis
     The following table presents a summary of our cash flows and beginning and ending cash balances for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Cash used in operating activities	$(149,735)	$(120,328)
Cash provided by (used in) investing activities	(109,398)	1,335
Cash provided by (used in) financing activities	(2,790)	573,493
Effect of foreign currency exchange rates on cash and cash equivalents	(640)	(90)

Total cash flows	$(262,563)	$454,410

Operating Activities
     Net cash used in operating activities increased by $29.4 million to $149.7 million in the quarter ended March 31, 2008, from $120.3 million in the quarter ended March 31, 2007. The increase in cash used in operations is due primarily to an increase in all operating expenses as we continue to expand our business. This increase in cash used was partially offset by an increase in cash received from customers, which increased to $52.4 million in the first quarter of 2008 from $30.3 million in the first quarter of 2007. This increase was primarily due to an increase in our subscriber base as we continued to both increase subscribers in our existing markets as well as operating in 12 additional markets during the three months ended March 31, 2008 as compared to March 31, 2007.
Investing Activities
     During the three months ended March 31, 2008, net cash used in investing activities was $109.4 million compared to $1.3 million provided by investing activities during the three months ended March 31, 2007, representing a $110.7 million increase in net cash used. This increase in net cash used in the first quarter of 2008 was primarily the result of a decrease in sales of short-term and long-term investments of $457.2 million. Cash received from restricted investments

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
also decreased by $34.3 million compared to the first quarter of 2007. These decreases were partially offset by a decrease in purchases of short-term and long-term investments of $362.6 million and cash paid for property, plant of $21.3 million compared to the first quarter of 2007.
     Financing Activities
     Net cash used in financing activities was $2.8 million for the three months ended March 31, 2008 compared to $573.5 million provided by financing activities for the three months ended March 31, 2007, representing a $576.3 million decrease in cash received. This was primarily due to net cash proceeds of $556.0 from our IPO in the first quarter of 2007. In addition, there were no contributions from minority interests for the first quarter of 2008, compared to $15 million in the first quarter of 2007.
Liquidity and Capital Resource Requirements
     Based upon our current plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to cover our estimated liquidity needs for at least the next twelve months, although we may raise additional capital during that period if available on terms we believe are attractive. Our long-term economic model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available funds. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment and, to a lesser degree, on the schedule on which mobile WiMAX technologies become commercially available. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and may significantly increase or decrease our cash requirements. These changes in our plans or strategy may include the introduction of new features or services, significant or enhanced distribution arrangements, investments in infrastructure, acquisition of other companies, or any combination of the foregoing. Additionally, as our operations grow and expand, it may become more difficult to modulate our business plans and strategies based on the availability of funding. We will likely seek significant additional debt or equity financing or refinance existing indebtedness, in both the short-term and the long-term, to continue to fund our liquidity needs and capital resource requirements.
Derivative Instruments and Hedging Activities
     To meet our long-term investment and short-term liquidity requirements, we primarily borrow funds at variable rates plus fixed rate margins. Borrowings under our senior term loan facility bear interest at variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on the volatility of earnings and cash flows. To achieve this objective, in January of 2008 we entered into two interest rate swap contracts in order to mitigate our interest rate risk. We are not holding these derivative contracts for trading or speculative purposes.
     The company currently has variable rate debt tied to 3-month LIBOR in excess of the $600 million notional amount of interest rate contracts outstanding and we expect this condition to persist throughout the term of the contracts. An increase in the 3-month LIBOR rate results in higher interest expense. We entered into the interest rate swap agreements to hedge the uncertain cash flows associated with the variable rate funding. In accordance with SFAS 133, we designated the interest rate swap agreements as cash flow hedges. There were no net payments made to counterparties under interest rate hedge contracts during the three months ended March 31, 2008.
     The following table sets forth information regarding our interest rate hedge contracts as of March 31, 2008 (in thousands):

			Receive	Pay	Fair Market
Type of Hedge	Notional Amount	Maturity Date	Index Rate	Fixed Rate	Value

Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	$(6,622)

Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	$(8,144)
     In addition, we are exposed to certain losses in the event of non-performance by the counterparties under the interest rate hedge contracts. We expect the counterparties, which are major financial institutions with high credit ratings, to

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate hedge contracts, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the contracts.
Recent Accounting Pronouncements
     SFAS No.141(R) — In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
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
     SFAS 161— In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating whether the adoption of SFAS No. 161 will have a material impact on our financial statements.
     FSP No. 142-3 — In April 2008, the Financial Accounting Standards Board issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, Business Combinations (“SFAS 141”), and other US generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently assessing whether the adoption of FSP No. 142-3 will have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.
Interest Rate Risk
     Our primary interest rate risk is associated with our senior term loan facility. We have a total outstanding balance on our senior term loan facility of $1.24 billion at March 31, 2008. The rate of interest for borrowings under the senior term loan facility is the LIBOR rate plus 6.00% or the alternate base rate plus 5.00%, with interest payable quarterly with respect to alternate base rate loans, and with respect to LIBOR-based loans, interest is payable in arrears at the end of each applicable period, but at least every three months. The weighted average interest rate under this facility was 9.43% at March 31, 2008.
Interest Rate Hedge Contracts
     When interest rates rise, the fair value of our interest rate hedge contracts decrease and vice-versa, when interest rates fall, the fair value increases. As we are fixed rate payers, an increase of 100 basis points in interest rates results in a change in fair value of $14.1 million, reducing our interest rate hedge liability from $14.8 million to $697,000. Alternatively, a decrease in interest rates of 100 basis points results in a change in fair value of $14.5 million, increasing our interest rate hedge liability to $29.3 million. For a discussion of our interest rate hedge contracts in effect at March

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
31, 2008, see “Management’s Discussion and Analysis of Financial Condition and results of Operations — Derivative Instruments and Hedging Activities.”
     In addition, we are exposed to certain losses in the event of non-performance by the counterparties under the interest rate hedge contracts. We expect the counterparties, which are major financial institutions with high credit ratings, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate swap agreements, the agreements would terminate and we could incur higher interest expense due to the loss of protection afforded by the interest rate agreements and we could be required to pay the counterparty the fair value of the interest rate swap agreement at the time of default.
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
Investment Risk
     At March 31, 2008, we held available-for-sale short-term and long-term investments with a fair value of $191.6 million and a cost of $203.0 million, of which investments with a fair value of $81.0 million and a cost of $92.6 million were auction rate securities and $110.6 million were government and agency issues, bonds and commercial paper. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary, which we experienced with our auction rate securities during the quarter ended March 31, 2008. The fair values of our investments are subject to significant fluctuations due to volatility of the credit markets in general, company-specific circumstances, and changes in general economic conditions.
     Beginning in August 2007, the auctions for our auction rate securities failed to attract buyers and sell orders could not be filled. Current market conditions are such that we are unable to estimate when the auctions will resume. While we continue to earn interest on these investments at the maximum contractual rate, the estimated fair value of these auction rate securities no longer approximates cost and until the auctions are successful the investments are not liquid. We may not have access to these funds until a future auction on these investments is successful, a secondary market develops for these securities, or the underlying collateral matures.
     Our investments in auction rate securities represent interests in collateralized debt obligations supported by preferred equity securities of small to medium sized insurance companies and financial institutions and asset backed capital commitment securities supported by high grade, short-term commercial paper and a put option from a monoline insurance company. These auction rate securities were rated AAA/Aaa or AA/Aa by Standard & Poors and Moody’s rating services at the time of purchase and their ratings have not changed as of March 31, 2008. However, some of the securities remain subject to review for possible downgrade. Any downgrade may result in further declines in the estimated fair value of the securities as a result of the perceived increase in risk associated with an investment in the securities.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Item 4. Controls and Procedures
     Based on their evaluation as of March 31, 2008, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and were also effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
     Our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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
Item 1A. Risk Factors

      Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the additional risk factors set forth below.

Our recently announced transactions with Sprint and several strategic investors are subject to several closing conditions that, if not satisfied, could result in the transactions not being completed.

      On May 7, 2008, we announced that we had entered into a definitive agreement (the “Transaction Agreement”) with Sprint Nextel Corporation (“Sprint”) to combine our wireless broadband business to form a new wireless communications company. In connection with the combination, Intel Corporation, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks (collectively, the “Investors”) have collectively agreed to invest $3.2 billion in the new company. These transactions (the “Transactions”) are subject to several closing conditions, including the approval and adoption of the Transaction Agreement by Clearwire’s stockholders, the maintenance by Clearwire and Sprint of their combined spectrum holdings, the receipt of the consent of the Federal Communications Commission (the “FCC”) to certain of the Transactions, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), the non-occurrence of certain events, the consent of lenders under, or the refinancing of, our existing credit facility and other customary closing conditions. If any of these conditions are not satisfied the Transactions might not be completed. The closing conditions requiring that (i) Clearwire’s stockholders approve and adopt the Transaction Agreement, (ii) that FCC consent has been obtained and (iii) that the expiration or termination of applicable waiting periods under the HSR Act has occurred, may not be waived by the parties to the Transaction Agreement and each must be satisfied for the Transactions to be completed. In connection with the Transactions, Eagle River Holdings, LLC together with certain of its affiliates, has entered into a voting agreement with Clearwire, Sprint and the Investors pursuant to which it is required to vote the shares of Clearwire’s capital stock that it holds representing not less than 40% of the outstanding voting power of Clearwire in favor of the approval and adoption of the Transaction Agreement and the Transactions, subject to certain conditions. In addition, Intel has entered into a voting agreement with Clearwire, Sprint and the Investors pursuant to which it is required to vote the shares of Clearwire’s capital stock that it holds representing not less than 40% of the outstanding voting power of Clearwire in favor of the approval and adoption of the Transaction Agreement and the Transactions, subject to certain conditions. In addition, Intel has entered into a voting agreement with Clearwire, Sprint and the Investors pursuant to which it is required to vote its share of Clearwire common stock in connection with the Transaction Agreement and the Transactions in the same proportion as the non-affiliated stockholders vote, if a majority of such non-affiliated stockholders vote in favor of the Transactions, subject to certain conditions.

The Transaction Agreement includes covenants that limit our ability to take certain actions prior to the completion of the Transactions and that may cause our business and prospects to suffer if the Transactions are not completed.

      The Transaction Agreement contains covenants that limit our ability to take certain actions prior to the completion of the Transactions or the termination of the Transaction Agreement. These covenants limit, among other things, our ability to raise additional financing, issue additional shares of capital stock or debt securities, acquire or dispose of certain assets, enter into amend or terminate specified types of material contracts or to otherwise materially change our business. Complying with these covenants may cause Clearwire to forego opportunities or to avoid taking certain actions that may be beneficial to Clearwire. Whether or not the Transactions are completed, our compliance with these covenants could also cause our business and prospects to suffer.

The Transactions may present significant challenges to our management that could divert management’s attention from day-to-day operations and have a negative impact on our business.

      There is a significant degree of complexity and management distraction inherent in the process of closing the Transactions and integrating our business and Sprint’s WiMAX assets, which is likely to cause an interruption of, or loss of momentum in, the activities of our existing business to some extent. Prior to and immediately following the closing of the Transactions, our management team may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our existing business, service existing subscribers, attract new subscribers and develop new services or strategies. One potential consequence of such distractions could be the failure of management to realize other opportunities that could be beneficial to Clearwire. If our senior management is not able to effectively manage the process leading up to and immediately following the Transactions, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. If the Transactions are not completed for any reason, the time spent by our senior management in attempting to close the Transactions and preparing for the integration process may also cause our business to suffer.

We may fail to realize all of the anticipated benefits of the Transactions.

      The success of the Transactions will depend, in part, on our ability to successfully combine the business of Clearwire with Sprint’s WiMAX assets. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships subscribers and employees or to achieve the anticipated benefits of the Transactions. The loss of key employees could adversely affect Clearwire’s ability to successfully conduct its business, which could have an adverse effect on Clearwire’s financial results and the value of its common stock. If Clearwire experiences difficulties with the integration process, the anticipated benefits of the Transactions may not be realized fully or at all, or may take longer to realize than expected. As with any merger of telecommunications companies, there also may be business disruptions that cause Clearwire or Sprint to lose subscribers or cause subscribers to move their business to competing telecommunication providers. These integration matters could have an adverse effect on each of Clearwire and Sprint during this transition period and for an undetermined period after consummation of the Transactions.
Item 2. Unregistered sales of Equity Securities and use of proceeds
(None)
Item 4. Submission of matters to a vote of security holders
(None)
Item 5. Other information
(None)

CLEARWIRE CORPORATION AND SUBSIDIARIES
Item 6. Exhibits
EXHIBIT INDEX

3.1	Amended and Restated Bylaws

10.1	Clearwire Corporation Change in Control Severance Plan

10.2	Form of Non-Qualified Stock Option Agreement*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by Reference to Clearwire’s Form 8-K filed on February 20, 2008

CLEARWIRE CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION
Date: May 12, 2008	/s/ JOHN A. BUTLER
John A. Butler
Chief Financial Officer