Form 10-Q
period 2008-06-30
CLEARWIRE CORP
filed 2008-08-08
CIK 1285551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐      No ☑
The number of shares outstanding of the registrant’s Class A common stock as of August 4, 2008 was 135,729,636. The number of shares outstanding of the registrant’s Class B common stock as of August 4, 2008 was 28,596,685.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$349,350	$876,752
Short-term investments	178,737	67,012
Restricted cash	1,183	1,077
Accounts receivable, net of allowance of $1,234 and $787	4,818	3,677
Notes receivable, short-term	1,500	2,134
Inventory	3,258	2,312
Prepaids and other assets	32,117	36,748

Total current assets	570,963	989,712
Property, plant and equipment,net	632,766	572,329
Restricted cash	9,595	11,603
Long-term investments	64,766	88,632
Notes receivable, long-term	5,214	4,700
Prepaid spectrum license fees	519,201	457,741
Spectrum licenses and other intangible assets, net	495,894	480,003
Goodwill	38,763	35,666
Investments in equity investees	12,288	14,602
Other assets	29,239	30,981

TOTAL ASSETS	$2,378,689	$2,685,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$101,359	$102,449
Deferred rent-current	606	24,805
Deferred revenue	11,985	10,010
Current portion of long-term debt	22,500	22,500

Total current liabilities	136,450	159,764
Long-term debt	1,228,125	1,234,375
Deferred tax liabilities	45,986	43,107
Other long-term liabilities	124,511	71,385

Total liabilities	1,535,072	1,508,631
MINORITY INTEREST	11,499	13,506
COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, par value $0.0001, and additional paid-in capital, 350,000,000 shares authorized; Class A, 135,676,636 and 135,567,269 shares issued and outstanding	2,122,660	2,098,155
Class B, 28,596,685 shares issued and outstanding	234,376	234,376
Accumulated other comprehensive income, net	36,557	17,333
Accumulated deficit	(1,561,475)	(1,186,032)

Total stockholders’ equity	832,118	1,163,832

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,378,689	$2,685,969

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES	$58,563	$35,484	$110,091	$64,759

OPERATING EXPENSES:
Cost of goods and services (exclusive of a portion of depreciation and amortization shown below)	42,193	23,313	80,367	40,048
Selling, general and administrative expense	94,769	87,375	193,878	156,032
Transaction related expenses	10,224	—	10,224	—
Research and development	593	578	1,030	1,023
Depreciation and amortization	28,901	19,714	56,986	35,899
Spectrum lease expense	28,522	14,823	64,207	28,265

Total operating expenses	205,202	145,803	406,692	261,267

OPERATING LOSS	(146,639)	(110,319)	(296,601)	(196,508)

OTHER INCOME (EXPENSE):
Interest income	3,829	18,820	12,298	35,410
Interest expense	(25,711)	(23,511)	(54,305)	(47,729)
Foreign currency gains (losses), net	166	(101)	691	(68)
Other-than-temporary impairment loss and realized loss on investments	(27,918)	—	(32,767)	—
Other income (expense), net	(866)	(734)	(1,209)	1,744

Total other expense, net	(50,500)	(5,526)	(75,292)	(10,643)

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(197,139)	(115,845)	(371,893)	(207,151)
Income tax provision	(1,668)	(2,126)	(3,584)	(2,729)

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(198,807)	(117,971)	(375,477)	(209,880)
Minority interest in net loss of consolidated subsidiaries	1,108	1,075	2,345	1,967
Losses from equity investees	(1,355)	(1,189)	(2,311)	(2,807)

NET LOSS	$(199,054)	$(118,085)	$(375,443)	$(210,720)

Net loss per common share, basic and diluted	$(1.21)	$(0.72)	$(2.29)	$(1.37)

Weighted average common shares outstanding, basic and diluted	164,129	163,276	164,096	153,561

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(375,443)	$(210,720)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	2,968	2,120
Depreciation and amortization	56,985	35,899
Amortization of prepaid spectrum license fees	21,117	5,347
Amortization of deferred financing costs and accretion of debt discount	3,186	14,409
Share-based compensation	23,744	18,202
Other-than-temporary impairment loss on investments	32,767	—
Deferred income taxes	3,582	2,702
Non-cash interest on swaps	1,208	—
Minority interest	(2,345)	(1,967)
Losses from equity investees, net	1,719	2,807
Loss (gain) on other asset disposals	5,556	(5)
Impairment of equity investment	1,397	—
Gain on sale of equity investment	—	(2,213)
Changes in assets and liabilities, net:
Prepaid spectrum license fees	(79,819)	(172,272)
Inventory	(1,144)	(273)
Accounts receivable	(3,945)	(2,609)
Prepaids and other assets	(5,956)	(12,262)
Accounts payable	(1,111)	20,864
Accrued expenses and other liabilities	34,289	19,332

Net cash used in operating activities	(281,245)	(280,639)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(115,390)	(164,604)
Payments for acquisitions of spectrum licenses and other	(13,719)	(194,830)
Purchases of available-for-sale investments	(248,792)	(1,064,121)
Sales or maturities of available-for-sale investments	137,007	1,051,358
Investments in equity investees	(760)	(5,293)
Restricted cash	1,902	(975)
Restricted investments	—	33,729
Business acquisitions, net of cash acquired	—	(7,067)
Proceeds from sale of equity investment and other assets	—	2,250

Net cash used in investing activities	(239,752)	(349,553)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for IPO and other, net	—	556,005
Proceeds from issuance of common stock for option and warrant exercises	785	2,182
Principal payments on long-term debt	(6,250)	(937)
Contributions from minority interests	—	15,000

Net cash (used in) provided by financing activities	(5,465)	572,250
Effect of foreign currency exchange rates on cash and cash equivalents	(940)	(50)

Net decrease in cash and cash equivalents	(527,402)	(57,992)
CASH AND CASH EQUIVALENTS:
Beginning of period	876,752	438,030

End of period	$349,350	$380,038

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$—	$26
Cash paid for interest	61,082	42,961
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock and warrants issued for spectrum licenses	$—	$21,379
Common stock and warrants issued for business acquisitions	—	15
Cashless option exercises	—	503
Fixed asset purchases in accounts payable	1,376	6,930
Non-cash dividends to related party	—	1,063
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A		Class B		Accumulated
	Common Stock, Warrants and		Common Stock and		Other		Total
	Additional Paid In Capital		Additional Paid In Capital		Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Income	Deficit	Equity
Balances at January 1, 2008	135,567	$2,098,155	28,597	$234,376	$17,333	$(1,186,032)	$1,163,832

Net loss	—	—	—	—	—	(375,443)	(375,443)
Foreign currency translation adjustment	—	—	—	—	12,559	—	12,559
Unrealized loss on investments	—	—	—	—	(25,431)	—	(25,431)
Reclassification adjustment for other-than- temporary impairment loss on investments	—	—	—	—	32,767	—	32,767
Unrealized loss on hedge activity	—	—	—	—	(671)	—	(671)
Options and warrants exercised	110	785	—	—	—	—	785
Share-based compensation	—	23,720	—	—	—	—	23,720

Balances at June 30, 2008	135,677	$2,122,660	28,597	$234,376	$36,557	$(1,561,475)	$832,118

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The Business
     The condensed consolidated financial statements include the accounts of Clearwire Corporation, a Delaware corporation, and our wholly-owned and majority-owned or controlled subsidiaries (collectively “Clearwire”). We were formed on October 27, 2003. We are an international provider of high speed wireless broadband services to individuals, small businesses, and others in a number of markets through our advanced network. As of June 30, 2008, we offered our services in 46 markets throughout the United States and four markets internationally.
     Business Segments
     We comply with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. We define the chief operating decision makers as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. See Note 15, Business Segments, for additional discussion.
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
     Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing appropriate accrual and disclosure treatment with respect to commitments and contingencies. Actual results may differ materially from these estimates. To the extent that there are material differences between these estimates and actual results, the presentation of the financial condition or results of operations may be affected.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Significant estimates inherent in the preparation of the accompanying financial statements include the valuation of investments, the valuation of derivative instruments, allowance for doubtful accounts, depreciation, long-lived assets, goodwill and intangible assets, including spectrum, share-based compensation, and our deferred tax asset valuation allowance.
2. Significant Accounting Policies
     Significant Accounting Policies — Other than the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), discussed below, there have been no significant changes in our significant accounting policies during the six months ended June 30, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Derivative Instruments
     During the first quarter of 2008 we adopted SFAS No. 133 when we began hedging the LIBOR rate. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, we must comply with the detailed rules and strict documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is also measured periodically throughout the life of the hedging relationship.
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
     To determine the fair value of derivative instruments, we use a method with various assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Note 9, Derivative Instruments and Hedging Activities, for additional information regarding our derivative transactions.
     Financial Instruments
     We adopted SFAS No. 157 on January 1, 2008 for our financial assets and liabilities. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
157-2), we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.
     As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, income and cost approaches. Based on these approaches, we utilize certain inputs and assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can be readily observable, market corroborated, or generally unobservable inputs. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
     See Note 10, Fair Value Measurements, for further information regarding fair value measurements and our adoption of the provisions of SFAS No. 157.
     Recent Accounting Pronouncements
     SFAS No.141(R) — In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
     SFAS No. 159 — In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those financial assets and liabilities on the face of the balance sheet and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of financial assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We have not adopted the fair value option for any financial assets or liabilities and, accordingly, the adoption of SFAS No. 159 did not have an impact on our condensed consolidated financial statements.
     SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the impact of this pronouncement on our financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     SFAS No. 161— In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of this pronouncement on our financial statements.
     FSP No. 142-3— In April 2008, the FASB issued FSP No.142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations (“SFAS No. 141”), and other US GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently assessing whether the adoption of FSP No. 142-3 will have a material impact on our financial statements.
3. Strategic Transaction
     On May 7, 2008, we entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) with Sprint Nextel Corporation (“Sprint”) to form a new public wireless communications company (“NewCo Corporation”). Under the Transaction Agreement, we will merge with and into a wholly owned subsidiary of a newly formed LLC (“NewCo LLC”) that will consolidate into NewCo Corporation. Sprint will contribute its spectrum and certain other assets associated with its WiMAX operations (the “Sprint Assets”), preliminarily valued at approximately $7.4 billion based on the target price of $20 per share, into a separate wholly owned subsidiary of NewCo LLC. Following the merger and contribution of the Sprint Assets, Intel Corporation, (“Intel”), Google Inc., (“Google”), Comcast Corporation, (“Comcast”), Time Warner Cable Inc., (“Time Warner Cable”), and Bright House Networks, LLC, (“Bright House”) will invest a total of $3.2 billion into NewCo Corporation or NewCo LLC, as applicable. We refer to Intel, Google, Comcast, Time Warner Cable and Bright House as the “Investors.”
     In the merger, each share of our Class A Common Stock will be converted into the right to receive one share of Class A Common Stock of NewCo Corporation, which shares are entitled to one vote per share and each option and warrant to purchase shares of our Class A Common Stock will be converted into one option or warrant, as applicable, to purchase the same number of shares of the Class A Common Stock of NewCo Corporation.
     The Investors will initially receive Class A or Class B stock in NewCo Corporation and non-voting equity interests in NewCo LLC, as applicable, based upon a $20 per share purchase price, that is subject to post-closing adjustment based upon the trading prices of NewCo Corporation Class A common stock on the NASDAQ Stock Market over 15 randomly selected trading days during the 30-trading day period ending on the 90th day after the closing date. The final price per share will be based upon the volume weighted average price on such days and is subject to a cap of $23.00 per share and a floor of $17.00 per share. The aggregate number of shares and/or non-voting equity interests each Investor receives from its investment in NewCo Corporation and NewCo LLC, respectively, will be equal to its investment amount divided by such price per share. In a separate transaction to occur 90 days after closing, Trilogy Equity Partners will invest $10 million in the purchase of shares of Class A common stock on the same pricing terms as the other investors. Upon completion of the proposed transaction, Sprint will own the largest stake in the new company with approximately 51 percent equity ownership on a fully diluted basis assuming an investment price of $20.00 per share. The existing Clearwire shareholders will own approximately 27 percent and the new strategic investors, as a group, will be acquiring approximately 22 percent for their investment of $3.2 billion, both on a fully diluted basis assuming an investment price of $20.00 per share.
     In connection with our entering into the Transaction Agreement, we also expect to enter into several commercial agreements with Sprint and the Investors relating to, among other things, (i) the bundling and reselling of NewCo Corporation’s WiMAX service and Sprint’s third generation wireless services, (ii) the embedding of WiMAX chips into various devices, and (iii) the development of Internet services and protocols.
     Consummation of the Transactions are subject to various conditions, including the approval and adoption of the Transaction Agreement by our stockholders, the maintenance by Sprint and us of a minimum number of MHz-POPs coverage from our combined spectrum holdings, the effectiveness of a registration statement relating to the registration

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
of the Class A Common Stock of NewCo Corporation, the receipt of the consent of the Federal Communications Commission to certain of the Transactions, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) (which expired on July 11, 2008), and other customary closing conditions. The parties expect the Transaction Agreement to close during the fourth quarter of 2008.
     The Transaction Agreement contains certain termination rights for Sprint, the Investors and us. In the event the Transaction Agreement is terminated due to an adverse change in our Board’s recommendation to our stockholders to approve the Transactions in order to allow us to proceed with an alternative acquisition, as a result of our failure to close the Transactions within 12 months of the date of the Transaction Agreement if an alternative acquisition proposal is made prior to our stockholders’ meeting to vote on the Transactions and we enter into an alternative acquisition within 12 months following the termination or solely due to our material breach of a covenant in the Transaction Agreement, we would be required to pay Sprint a termination fee of $60.0 million.
     For the three and six months ended June 30, 2008, we expensed $10.2 million of costs associated with the Transaction Agreement.
4. Investments
     Investments consist of the following (in thousands):

	June 30, 2008				December 31, 2007
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
Commercial paper in structured investment vehicles	$4,100	$—	$—	$4,100	$7,500	$—	$—	$7,500
Corporate bonds	—	—	—	—	7,970	15	—	7,985
US Government and Agency Issues	174,593	45	(1)	174,637	51,544	3	(20)	51,527

Total	$178,693	$45	$(1)	$178,737	$67,014	$18	$(20)	$67,012

Long-term
Auction rate securities	$64,766	$—	$—	$64,766	$95,922	$—	$(7,290)	$88,632

Total	$64,766	$—	$—	$64,766	$95,922	$—	$(7,290)	$88,632

Total Investments	$243,459	$45	$(1)	$243,503	$162,936	$18	$(7,310)	$155,644

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
     At June 30, 2008, we held available-for-sale short-term and long-term investments with a fair value and cost of $243.5 million. During the three and six months ended June 30, 2008, we incurred other-than-temporary impairment losses of $28.0 million and $32.8 million, respectively, related to a decline in the estimated fair values of our investment securities. There were no realized gains or losses from sales of investments during the three and six months ended June 30, 2008.
     We estimated the fair value of securities without quoted market values using internally generated pricing models that require various inputs and assumptions. In estimating fair values of these securities, we utilize certain inputs and assumptions that market participants would use in pricing the investment, including assumptions about risk. We maximize the use of observable inputs to the pricing models where available and reliable. We use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own judgment about the assumptions that market participants would use in pricing the security. In these instances, fair value is determined by analysis of historical and forecasted cash flows, default probabilities and recovery rates, time value of money and discount rates considered appropriate given the level of risk in the security and

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
associated investor yield requirements. Our internally generated pricing models require us to use judgment in interpreting relevant market data, matters of uncertainty and matters that are inherently subjective in nature. The use of different judgments and assumptions could result in different fair values and security prices could change significantly based on market conditions. These internally derived values are compared to independent values received from brokers.
     Auction rate securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. The auction rate securities are classified as available-for-sale and are recorded at fair value. Beginning in August 2007, the auctions failed to attract buyers and sell orders could not be filled. Current market conditions are such that we are unable to estimate when the auctions will resume. When an auction fails, the security resets to a maximum rate as determined in the security documents. These rates vary from LIBOR + 84 basis points to LIBOR + 100 basis points. Refer to Note 10-Fair Value Measurements-Investment Securities for more information. While we continue to earn interest on these investments at the maximum contractual rate, until the auctions resume, the investments are not liquid. We may not have access to these funds until a future auction on these investments is successful, a secondary market develops for these securities, or the underlying collateral matures. Certain of these securities are perpetual securities with no maturity date and the others mature in 2033 and 2034. The estimated fair value of these auction rate securities no longer approximates cost and we have recorded other-than-temporary impairment losses on our auction rate securities of $27.8 million and $31.1 million for the three and six months ended June 30, 2008.
     Our investments in auction rate securities represent interests in collateralized debt obligations supported by preferred equity securities of insurance companies and financial institutions with a stated final maturity date of 2033 and 2034.  We also own auction rate securities that are asset backed capital commitment securities supported by high grade, short-term commercial paper and a put option from a monoline insurance company and these securities are perpetual and do not have a final stated maturity. These CDO securities were rated AAA/Aaa or AA/Aa by Standard & Poors and the equivalent at Moody’s rating services at the time of purchase and their ratings have not changed as of June 30, 2008. With regards to the asset backed capital commitment securities, Standard & Poors and Moody’s have downgraded these securities from AA/Aa to A1/A3, respectively, during the three months ended June 30, 2008.
     As issuers and counterparties to our investments announce financial results in the coming quarters and given current market volatility, it is possible that we may record additional other-than-temporary impairments as realized losses. We will continue to monitor our investments for substantive changes in relevant market conditions, substantive changes in the financial condition and performance of the investments’ issuers and other substantive changes in these investments that may impact their valuation.
     Current market conditions do not allow us to estimate when the auctions for our auction rate securities will resume, if ever, or if a secondary market will develop for these securities. As a result, our auction-rate securities are classified as long-term investments.
     In addition to the above mentioned securities, we hold one commercial paper security issued by a structured investment vehicle that defaulted in January 2008 and was placed into receivership. The issuer invests in residential and commercial mortgages and other structured credits including sub-prime mortgages. At June 30, 2008, the estimated fair value of this security was $4.1 million based on the pending resolution of the receivership and expected proceeds upon completion of this process. During the three and six months ended June 30, 2008, we recognized other-than-temporary impairment losses of $90,000 and $1.6 million, respectively, related to this commercial paper security. On July 23, 2008, we received from the trustee of the receivership approximately $3.8 million of the total amount expected to be received.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
5. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Network and base station equipment	$342,680	$305,635
Customer premise equipment	104,015	89,120
Furniture, fixtures and equipment	61,720	55,548
Leasehold improvements	14,506	13,488
Construction in progress	286,603	233,120

	809,524	696,911
Less: accumulated depreciation and amortization	(176,758)	(124,582)

	$632,766	$572,329

     We follow the provisions of SFAS No. 34, Capitalization of Interest Cost, with respect to our owned FCC licenses and the related construction of our network infrastructure assets. Interest capitalized was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007
$5,606	$7,586	$11,354	$12,590
     Depreciation and amortization expense related to property, plant and equipment was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007
$27,545	$18,971	$53,686	$33,920
6. Spectrum Licenses, Goodwill, and Other Intangible Assets
     Purchased Spectrum Rights and other intangibles - Spectrum licenses, which are issued on both a site-specific and a wide-area basis, authorize wireless carriers to use radio frequency spectrum to provide service to certain geographical areas in the United States and internationally. These licenses are generally acquired by us as an asset purchase or through a business combination. In some cases, we acquire licenses directly from the governmental authority in the applicable country. They are considered indefinite-lived intangible assets, except for the licenses acquired in Poland, Spain, Germany and Romania, which are considered definite-lived intangible assets due to limited license renewal history within these countries.
     Consideration relating to purchased spectrum rights consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cash	$608	$184,311	$13,719	$194,661
Stock/Warrants	—	—	—	4,200

Total	$608	$184,311	$13,719	$198,861

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Amortization relating to spectrum licenses and other intangibles was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007
$1,275	$742	$3,141	$1,979
     Prepaid Spectrum License Fees - We also lease spectrum from third parties who hold the spectrum licenses. These leases are accounted for as executory contracts, which are treated like operating leases. Consideration paid to third-party holders of these leased licenses at the inception of a lease agreement is accounted for as prepaid spectrum license fees and is expensed over the term of the lease agreement, including expected renewal terms, as applicable.
     Consideration relating to prepaid spectrum license fees consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cash	$40,005	$127,873	$79,819	$171,135
Stock/Warrants	—	—	—	17,063

Total	$40,005	$127,873	$79,819	$188,198

     Amortization relating to prepaid spectrum license fees was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007
$7,404	$2,555	$21,117	$5,329
7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Accounts payable	$44,673	$47,865
Accrued interest	11,760	11,643
Salaries and benefits	17,041	17,697
Business and income taxes payable	7,191	9,299
Other	20,694	15,945

	$101,359	$102,449

8. Income Taxes
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
9. Derivative Instruments and Hedging Activities
     During the first quarter of 2008 we entered into two interest rate swap contracts with two year and three year terms. We currently have variable rate debt tied to 3-month LIBOR in excess of the $600 million notional amount of interest rate contracts outstanding and Clearwire expects this condition to persist throughout the term of the contracts. In accordance with SFAS No. 133, we designated the interest rate swap agreements as cash flow hedges. At inception, the swap agreements had a fair value of zero.
     The following table sets forth information regarding our interest rate hedge contracts as of June 30, 2008 (in thousands):

Type of	Notional		Receive	Pay	Fair market
Hedge	Amount	Maturity Date	Index Rate	Fixed rate	Value
Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	$(1,788)
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	$747
     The fair value of one of the interest rate swaps is reported as an other long-term asset, and one is reported as an other long-term liability on our condensed consolidated balance sheet at June 30, 2008. Per the guidance of SFAS No. 157, we computed the fair value of the swaps using observed LIBOR rates and market interest rate swap curves which are deemed as Level 2 inputs in the fair value hierarchy. The effective portion of changes in the fair value of the swaps are initially reported in other comprehensive income and subsequently reclassified to earnings (“interest expense”) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded in the condensed consolidated statement of operations as part of other income or expense. We also monitor the risk of counterparty default on an ongoing basis.
     As of June 30, 2008, the interest rate swaps had a fair value loss of $1.9 million, which is included in “Other Long-Term Liabilities” on our condensed consolidated balance sheet at June 30, 2008. The change in net unrealized gains/losses on cash flow hedges reported in accumulated other comprehensive income was a net $13.8 million gain and a net $671,000 loss during three and six months ended June 30, 2008, respectively. Net settlements made to counterparties under interest rate hedge contracts was $839,000 during the three and six months ended June 30, 2008.
     The change in net unrealized losses on cash flow hedges reflects reclassifications of $971,000 and $1.2 million of net unrealized losses from accumulated other comprehensive income to interest expense during the three and six months ended June 30, 2008, respectively. Amounts reported in accumulated other comprehensive income related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the 3-month LIBOR variable-rate financing. We expect that the effective portion of the change in the fair value of the swaps recorded in accumulated other comprehensive income at June 30, 2008, which will be reclassified as interest expense within the next 12 months, will be approximately $5.4 million.
     We designate all derivatives as cash flow hedges. No derivatives were designated as fair value hedges or undesignated. Additionally, we did not use derivatives for trading or speculative purposes. For the three and six months ended June 30, 2008, we had no hedge ineffectiveness which required us to report other income or loss in the condensed consolidated statement of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
10. Fair Value Measurements
     As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, income and cost approaches. Based on these approaches, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Based on the observability of the inputs used in the valuation techniques we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and debt instruments carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
     In accordance with SFAS No. 157, it is our practice to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. We utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own assumptions about the assumptions that market participant would use in pricing the security. These internally derived values are compared to values received from brokers or other independent sources.
     Investment Securities
     The following table is a description of the pricing assumptions used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial Instrument	Hierarchy	Pricing Assumptions
Investment: U.S. Treasuries	Level 1	Market Quotes
Investment: Money Market Mutual Funds	Level 1	Market Quotes
Debt Instrument: Credit Agreement	Level 1	Market Quotes
Derivative: Interest Rate Swap	Level 2	Discount of forecasted cash flows
Debt Instrument: Bell Canada Loan	Level 2	Discount of forecasted cash flows
Investment: Commercial Paper Security	Level 2	Discount of forecasted cash flows adjusted for default/loss probabilities and estimate of final maturity

Investment: Auction Rate Securities	Level 3	Discount of forecasted cash flows adjusted for default/loss probabilities and estimate of final maturity
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
debt prices, and credit curves. We utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk.
     Derivatives
     The two interest rate swap contracts entered into by us are “plain vanilla swaps” that use as their basis readily observable market parameters. Parameters are actively quoted and can be validated to external sources, including industry pricing services. These models do not contain a high level of subjectivity as the methodologies used in the models do not require significant judgment. The inputs include the contractual terms of the derivatives, including the period to maturity, payment frequency and day-count conventions, and market-based parameters such as interest rates and the credit quality of the counterparty.
     Debt Instruments
     We have two outstanding debt instruments: a $1.25 billion Credit Agreement dated as of July 3, 2007 and a loan from Bell Canada (“Bell”). Interests in the Credit Agreement are actively exchanged by investors and we use the most recent price or indication of price where an investor is willing to purchase an interest in the Credit Agreement. This liability is classified in Level 1 of the valuation hierarchy.
     The Bell loan is a private agreement and not a traded instrument. The critical terms of the loan are simple and are valued using market-standard discounted cash flow models that use as their basis readily observable market parameters. Parameters are actively quoted and can be validated to external sources. This loan is classified Level 2. On July 19, 2008 this loan reached maturity and we paid the outstanding balance. See Note 17 Subsequent Events for additional details on this transaction.
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at June 30, 2008.

			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$349,350	$349,350	$349,350	$—	$—
Short-term investments	178,693	178,737	174,637	4,100	—
Long-term investments	64,766	64,766	—	—	64,766
Interest rate swaps	747	747	—	747	—

Financial liabilities:
Interest rate swaps	$1,788	$1,788	$—	$1,788	$—
Debt	1,250,625	1,198,622	1,188,643	9,979	—

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value
Measurements at
Using Significant
Unobservable Inputs
(Level 3)
Balance at January 1, 2008	$96,132
Total losses included in:
Net loss	(4,849)
Other comprehensive income	(4,272)
Purchases, sales, issuances and settlements, net	—
Other	18

Balance at March 31, 2008	$87,029
Total losses included in:
Net loss	(27,918)
Other comprehensive income	11,562
Transfer to level 2	(4,100)
Purchases, sales, issuances and settlements, net	(1,807)

Balance at June 30, 2008	$64,766

11. Commitments and Contingencies
     Our commitments for non-cancelable operating leases consist mainly of leased spectrum license fees, office space, equipment and certain of our network equipment situated on leased sites, including land, towers and rooftop locations. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have initial terms of up to 30 years. Tower leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling 20 to 25 years.
     In connection with various spectrum lease agreements we have commitments to provide Clearwire services to the lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures by the lessors over the term of the lease. These services to lessors for the reimbursement of capital equipment and third party service expenditures are accumulated and expensed evenly over the term of the lease, including expected renewable terms, as applicable. We expect that any remaining commitment at August 29, 2008 to not be significant and expect any remaining commitment open at August 29, 2008 will not have a material adverse impact on Clearwire. During the three and six months ended June 30, 2008, we satisfied $1.3 million and $2.5 million, respectively, related to these commitments. The maximum remaining commitment at June 30, 2008 is $93.6 million and is expected to be incurred over the term of the related lease agreements, which range from 15-30 years.
     As of June 30, 2008, we have signed purchase agreements of approximately $23.5 million to acquire new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.
     Motorola Agreements — In August 2006, simultaneously with the sale of NextNet to Motorola, Clearwire and Motorola entered into commercial agreements pursuant to which we agreed to purchase certain infrastructure and supply inventory from Motorola. Under these agreements, we were committed to purchase no less than a total $150.0 million of network infrastructure equipment, modems, PC Cards and other products from Motorola on or before August 29, 2008, subject to Motorola continuing to satisfy certain performance requirements and other conditions. We are also committed to purchase certain types of network infrastructure products, modems and PC Cards exclusively from Motorola for a period of five years, which began August 29, 2006, and thereafter 51% until the term of the agreement is completed on August 29, 2014, as long as certain conditions are satisfied. For the three months ended June 30, 2008 and 2007, total purchases from Motorola under these agreements were $14.4 million and $21.7 million, respectively. For the six months ended June 30, 2008 and 2007, total purchases from Motorola under these agreements were $21.7 million and $33.7 million, respectively. For the period from the effective date of the agreement through

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
June 30, 2008, total purchases from Motorola under these agreements were $120.0 million. The remaining commitment was $30.0 million at June 30, 2008. We expect that any remaining commitment at August 29, 2008 not to be significant and expect any remaining commitment open at August 29, 2008 not to have a material adverse impact on Clearwire.
     In the normal course of business, we are party to various pending judicial and administrative proceedings. While the outcome of the pending proceedings cannot be predicted with certainty, Management believes that any unrecorded liability that may result will not have a material adverse impact on our financial condition or results of operations.
12. Share-Based Payments
     On January 19, 2007, our Board of Directors adopted the 2007 Stock Compensation Plan (the “2007 Plan”), which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to our employees, directors and consultants. The 2007 Plan was adopted by our stockholders on February 16, 2007. There are 15,000,000 shares of Class A common stock authorized under the 2007 Plan. Options granted under the 2007 Plan generally vest ratably over four years and expire no later than ten years after the date of grant. In February 2008, the expiration date of further options grants was changed from ten to seven years. As a result, all options granted after January 2008 will expire no later than seven years from the date of grant. Shares to be awarded under the 2007 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired and held as treasury shares, or a combination thereof. At June 30, 2008 there were 5,641,020 shares available for grant under the 2007 Stock Option Plan.
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
     Compensation cost recognized related to our share-based awards was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of service	$80	$17	$97	$32
Selling, general and administrative	12,952	10,316	23,647	18,170

Total	$13,032	$10,333	$23,744	$18,202

     Stock Options
     During the three and six months ended June 30, 2008, we granted 164,900 and 3,720,850 options, respectively, at a weighted average exercise price of $13.71 and $16.53, respectively. During the three and six months ended June 30, 2007, we granted 643,799 and 3,513,712 options, respectively, at a weighted average exercise price of $25.01 and $24.90, respectively. The fair value of each option granted during the three and six months ended June 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model.
     As of June 30, 2008, a total of 18,485,411 options were outstanding at a weighted average exercise price of $14.72. We recognized $11.1 million and $10.0 million in stock-based compensation related to stock options in the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, we recognized $19.8 million and $17.5 million in stock-based compensation related to stock options, respectively. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at June 30, 2008 was $77.9 million and is expected to be recognized over a weighted average period of approximately two years.
     We also grant options to purchase our Class A common stock to non-employee consultants who perform services. These options are adjusted to current fair value each quarter during their vesting periods as services are rendered using

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
the Black-Scholes option pricing model. During the three and six months ended June 30, 2008, we recognized $129,000 and $481,000, respectively, in expense related to these options. As of June 30, 2008 we have $21,000 of unamortized expense related to these options which is expected to be recognized over approximately one year. Expense for the three and six months ended June 30, 2007 was $77,000 and $181,000, respectively.
     The following variables were used in the Black-Scholes calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected volatility	59.47%-62.67%	57.07%	58.81%-66.20%	57.07% - 64.68%
Expected dividend yield	—	—	—	—
Expected life (in years)	4.75-6.75	6.25	3.00-6.75	6.25
Risk-free interest rate	2.68%-3.61%	5.00%	2.46%-3.61%	4.46% - 5.00%
Weighted average fair value per option at grant date	$7.00	$14.92	8.48	$15.85
     We grant stock options to employees of entities under common control to purchase shares of our Class A common stock. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation Under APB No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and SFAS No. 123(R), the fair value of such options is recorded as a dividend. We did not grant any stock options to employees of entities under common control in the three and six months ended June 30, 2008. In the three and six months ended June 30, 2007, we recorded dividends related to such stock option grants of $0 and $1.1 million, respectively.
13. Net Loss Per Share
     Basic and diluted loss per share has been calculated in accordance with SFAS No. 128, Earnings Per Share, for the three and six months ended June 30, 2008 and 2007. As we had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
     The computations of diluted loss per share did not include the effects of the following options, shares of non-vested restricted stock, restricted stock units and warrants, as the inclusion of these securities would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	18,727	13,369	18,213	12,521
Nonvested restricted stock	25	75	41	64
Restricted Stock Units	766	—	699	—
Warrants	17,806	18,446	18,517	18,114

	37,324	31,890	37,470	30,699

14.  Comprehensive Loss
     Comprehensive loss consists of two components, net loss and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as a component of stockholders’ equity but are excluded from net loss. Our other comprehensive income is comprised of foreign currency translation adjustments from our subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale and unrealized gains and losses related to our cash flow hedges.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     The following table sets forth the components of comprehensive loss (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net loss	$(199,054)	$(118,085)	$(375,443)	$(210,720)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale investments	(16,550)	(104)	(25,431)	(141)
Reclassification adjustment for other-than-temporary impairment loss on investments	27,918	—	32,767	—

Net unrealized gain (loss) on available-for-sale investments	11,368	(104)	7,336	(141)

Derivatives designated as cash flow hedges	12,887	—	(1,879)	—
Reclassification adjustment to expense	971	—	1,208	—

Net unrealized gain (loss) on derivative instruments	13,858	—	(671)	—

Foreign currency translation adjustment	67	2,274	12,559	3,594

Total other comprehensive income	25,293	2,170	19,224	3,453

Total comprehensive loss	$(173,761)	$(115,915)	$(356,219)	$(207,267)

15.  Business Segments
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     We report business segment information as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States
Revenues	$48,083	$29,070	$90,385	$52,174

Cost of goods and services (exclusive of items shown separately below)	37,226	20,534	71,921	34,604
Operating expenses	111,158	86,017	224,021	157,628
Depreciation and amortization	22,937	16,476	45,017	29,330

Total operating expenses	171,321	123,027	340,959	221,562

Operating loss	(123,238)	(93,957)	(250,574)	(169,388)

International
Revenues	10,480	6,414	19,706	12,585

Cost of goods and services (exclusive of items shown separately below)	4,967	2,779	8,446	5,444
Operating expenses	22,950	16,759	45,318	27,692
Depreciation and amortization	5,964	3,238	11,969	6,569

Total operating expenses	33,881	22,776	65,733	39,705

Operating loss	(23,401)	(16,362)	(46,027)	(27,120)

Total operating loss	(146,639)	(110,319)	(296,601)	(196,508)

Other expense, net	(50,500)	(5,526)	(75,292)	(10,643)
Income tax provision	(1,668)	(2,126)	(3,584)	(2,729)
Minority interest in net loss of consolidated subsidiaries	1,108	1,075	2,345	1,967
Losses from equity investees	(1,355)	(1,189)	(2,311)	(2,807)

Net loss	$(199,054)	$(118,085)	$(375,443)	$(210,720)

Capital expenditures
United States	$59,653	$80,376	$105,270	$146,522
International	2,665	9,858	10,120	18,082

	$62,318	$90,234	$115,390	$164,604

	June 30,	December 31,
	2008	2007
Total assets
United States	$2,137,754	$2,444,341
International	240,935	241,628

	$2,378,689	$2,685,969

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
16.  Related Party Transactions
     We have strategic and commercial relationships with third-parties that have had a significant impact on our business, operations and financial results. These relationships have been with Eagle River Holdings, LLC (“ERH”), Motorola, Intel Corporation (“Intel”), Hispanic Information and Telecommunications Network, Inc. (“HITN”), ITFS Spectrum Advisors, LLC (“ISA”), ITFS Spectrum Consultants LLC (“ISC”), Bell, Danske Telecom A/S (“Danske”), and MVS Net S.A. de C.V. (“MVS Net”) all of which are or have been related parties. The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	June 30,	December 31,
	2008	2007
Prepaids	$1,812	$14
Notes receivable, short-term	1,500	2,134
Notes receivable, long-term	5,214	4,700
Accounts payable and accrued expenses	8,251	4,523

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of service	$1,018	$662	$1,874	$1,390
     All purchases were made in the normal course of business at prices similar to those in transactions with third parties. Amounts outstanding at the end of the quarter are unsecured and will be settled in cash.
     Relationships among Certain Stockholders, Directors, and Officers of Clearwire — As of June 30, 2008, ERH is the holder of approximately 65% of our outstanding Class B common stock and approximately 13% of our outstanding Class A common stock. Eagle River Inc. (“ERI”) is the manager of ERH. Each entity is controlled by Craig McCaw. Mr. McCaw and his affiliates have significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. Its likely Mr. Mc Caw and his affiliates will continue to make additional investments in telecommunications businesses.
     As of June 30, 2008 and December 31, 2007 ERH held warrants entitling it to purchase 613,333 shares of our Class A common stock. The exercise price of the warrant is $15.00 per share.
     For the three and six months ended June 30, 2007, ERH earned interest relating to our senior secured notes, retired in August 2007, in the amount of $633,000 and $1.3 million, respectively. ERH received payments in the amount of $0 and $1.3 million for accrued interest during the three and six months ended June 30, 2007, respectively.
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
     During the three and six months ended June 30, 2007 we paid ERI fees of $0 and $67,000, respectively, under the Advisory Services Agreement. In addition, we paid ERI expense reimbursements of $91,000 and $115,000 during the three and six months ended June 30, 2007, respectively.
     Pursuant to the origination of the Advisory Services Agreement in 2003, we issued to ERH warrants to purchase 375,000 shares of our Class A common stock at an exercise price of $3.00 per share, which may be exercised any time within 10 years of the issuance of the warrants. As of June 30, 2008, the remaining life of the warrants was 5.4 years.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Nextel Undertaking — Clearwire and Mr. McCaw entered into an agreement and undertaking in November 2003, pursuant to which we agreed to comply with the terms of a separate agreement between Mr. McCaw and Nextel Communications, Inc. (“Nextel”), so long as we were a “controlled affiliate” of Mr. McCaw as defined therein, certain terms of which were effective until October 2006. Under the agreement with Mr. McCaw, Nextel had the right to swap certain channels of owned or leased Broadband Radio Service (“BRS”) or Educational Broadband Service (“EBS”) spectrum with entities controlled by Mr. McCaw, including Clearwire. While the agreement was still effective, Nextel notified us of its request to swap certain channels, which is currently pending. There were no payments made to Nextel under this agreement through June 30, 2008.
     Intel Collaboration Agreement — On June 28, 2006, we entered into a collaboration agreement with Intel, to develop, deploy and market a co-branded mobile WiMAX service offering in the United States, that will target users of certain WiMAX enabled notebook computers, ultramobile PCs, and other mobile computing devices containing Intel microprocessors.
     Clearwire and Intel have agreed to share the revenues received from subscribers using Intel mobile computing devices on our domestic mobile WiMAX network. Intel will also receive a one time fixed payment for each new Intel mobile computing device activated on our domestic mobile WiMAX network once we have successfully achieved substantial mobile WiMAX network coverage across the United States. Through June 30, 2008, we have not been required to make any payments to Intel under this agreement. This Agreement is scheduled to be terminated upon the closing of our pending transaction with Sprint.
     Motorola Agreements — In August 2006, simultaneously with the sale of NextNet to Motorola, Clearwire and Motorola entered into commercial agreements pursuant to which we agreed to purchase certain infrastructure and supply inventory from Motorola. Refer to Note 11-Commitments and Contingencies-Motorola Agreements for more information.
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
     For the three and six months ended June 30, 2007, ISC earned no revenue, and received cash of $0 and $39,000, respectively. As of June 30, 2007, $86,000 was payable to ISC in warrants to purchase 5,714 shares of Class A common stock. Cash paid to ISC for the three and six months ended June 30, 2008 was $0 and $4,000, respectively.
     Agreements with Bell Canada — In March 2005, Bell, a Canadian telecommunications company which is a subsidiary of BCE Inc. (“BCE”), purchased 8,333,333 shares of our Class A common stock for $100.0 million. At the time of the investment, Bell and BCE Nexxia, an affiliate of Bell, entered into a Master Supply Agreement (“Master

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
Supply Agreement”) dated March 16, 2005 with Clearwire. Under the Master Supply Agreement, Bell and BCE Nexxia provide or arrange for the provision of hardware, software, procurement services, management services and other components necessary for us to provide Voice over Internet Protocol (“VoIP”) services to their subscribers in the United States and provide day-to-day management and operation of the components and services necessary for us to provide these VoIP services. We agreed to pay to Bell or BCE Nexxia a flat fee for each new subscriber of our VoIP telephony service. We have agreed to use Bell and BCE Nexxia exclusively to provide such service unless such agreement violates the rights of third parties under its existing agreements. Total fees paid for new subscribers under the Master Supply Agreement were $203,000 and $48,000 during the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, total fees paid for new subscribers under the Master Supply Agreement were $203,000 and $53,200, respectively. Amounts paid for supplies, equipment and other services through Bell or BCE were $1.5 million and $920,000  for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, amounts paid for supplies, equipment and other services through Bell or BCE were $3.1 million and $4.2 million, respectively. The Master Supply Agreement can be terminated for convenience on twelve months notice by either party at any time beginning on or after October 1, 2007. On October 29, 2007, we delivered a notice of termination of the Master Supply Agreement to BCE Nexxia and the agreement is expected to terminate on October 29, 2008.
     As required under the Master Supply Agreement with Bell and BCE Nexxia and in order to assist funding capital expenses and start-up costs associated with the deployment of VoIP services, BCE agreed to make available to us financing in the amount of $10.0 million. BCE funded the entire amount on June 7, 2006. The loan is secured by a security interest in the telecommunications equipment and property related to VoIP and bears interest at 7.00% per annum, and was due and paid in full on July 19, 2008. Interest expense recognized for this loan for the three months ended June 30, 2008 and 2007 was $199,000 and $186,000, respectively. Interest expense recognized for the six months ended June 30, 2008 and 2007 was $395,000 and $367,000, respectively.
     Davis Wright Tremaine LLP— The law firm of Davis Wright Tremaine LLP serves as our primary outside counsel, and handles a variety of corporate, transactional, tax and litigation matters. Mr. Wolff, our Chief Executive officer, is married to a partner at Davis Wright Tremaine. As a partner, Mr. Wolff’s spouse is entitled to share in a portion of the firm’s total profits, although she has not received any compensation directly from us. For the three months ended June 30, 2008 and 2007 we paid $1.5 million and $1.0 million, respectively, to Davis Wright Tremaine for legal services. For the six months ended June 30, 2008 and 2007 we paid $2.6 million and $2.3 million, respectively, to Davis Wright Tremaine for legal services.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
17. Subsequent Events
     Bell Canada Loan Repayment
     On July 19, 2008 we repaid our Bell Canada loan principal balance of $10.0 million.

CLEARWIRE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2008 and 2007 and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, including statement relating to the current Clearwire Corporation as a standalone entity that do not consider the impact of the pending combination with Sprint Nextel Corporation’s WiMAX business and the pending investment by strategic investors. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report on Form 10-Q, particularly in the section entitled “Risk Factors.”
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
Pending Strategic Transaction
     On May 7, 2008, we entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) with Sprint Nextel Corporation (“Sprint”) to form a new public wireless communications company (“NewCo Corporation”). Under the Transaction Agreement, we will merge with and into a wholly owned subsidiary of a newly formed LLC (“NewCo LLC”). Sprint will contribute its spectrum and certain other assets associated with its WiMAX operations (the “Sprint Assets”), preliminarily valued at approximately $7.4 billion, into a separate wholly owned subsidiary of NewCo LLC. Following the merger and contribution of the Sprint Assets, Intel Corporation, (“Intel”), Google Inc., (“Google”), Comcast Corporation, (“Comcast”), Time Warner Cable Inc., (“Time Warner Cable”), and Bright House Networks, LLC, (“Bright House”) will invest a total of $3.2 billion into NewCo Corporation or NewCo LLC, as applicable. We refer to Intel, Google, Comcast, Time Warner Cable and Bright House as the “Investors.”
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
     Consummation of the transactions contemplated by the Transaction Agreement is subject to various conditions, including the approval and adoption of the Transaction Agreement by our stockholders, the maintenance by us and Sprint of a minimum number of MHz-POPs coverage from their combined spectrum holdings, the effectiveness of a registration statement relating to the registration of the Class A Common Stock of NewCo Corporation, the receipt of the consent of the Federal Communications Commission to certain of the Transactions, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which expired on July 11, 2008), and other customary closing conditions. We expect the transactions to close in the fourth quarter of 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Company Overview
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
     Our network in our current markets relies on network infrastructure equipment that is based on non-line-of-sight, or NLOS, and Orthogonal Frequency Division Multiplexing, or OFDM, technologies, from Motorola, Inc’s Expedience line. We intend to deploy networks based on the IEEE mobile Worldwide Interoperability of Microwave Access 802.16e-2005, or mobile WiMAX, standard in all new markets. As with our current pre-WiMAX network infrastructure equipment, we expect mobile WiMAX technology to support fixed, portable and mobile service offerings using a single network architecture. In addition, as mobile WiMAX is a standards-based technology, we anticipate manufacturers will offer a number of handheld communications and consumer electronic devices that will be enabled to communicate using our mobile WiMAX network, including notebook computers, ultramobile personal computers, or UMPCs, personal data assistants, or PDAs, gaming consoles, MP3 players, and other handheld devices. We expect to launch our first mobile WiMAX markets in the second half of 2008, provided the WiMAX technologies satisfactorily pass our ongoing field trials.
     We launched our first broadband market in August 2004 and have grown rapidly in terms of the number of markets served, number of people covered by our network, and number of total subscribers. As of June 30, 2008 we offered our service for sale to an estimated 13.9 million people, or POPs, in the United States and to nearly 2.9 million POPs internationally in Ghent and Brussels, Belgium; Dublin, Ireland; and Seville, Spain.
     We ended the quarter with approximately 461,000 total subscribers worldwide, representing an increase of approximately 54% over our June 30, 2007 total subscribers of approximately 299,000 subscribers.
     As of June 30, 2008, we had approximately 410,000 customers in the United States, representing an increase of 140,000, or approximately 52%, from the approximately 270,000 U.S. subscribers we had as of June 30, 2007. Internationally, we ended the quarter with approximately 51,000 customers, representing a 22,000 increase, or approximately 76% increase from the approximately 29,000 international subscribers we had as of June 30, 2007.
     We are investing in building networks. Our efforts also include offering premium services and applications in order to make our service more attractive, such as VoIP telephony and our recently introduced PC card. This expansion will require significant capital expenditures as well as increased sales and marketing expenses, and will likely be accompanied by significant operating losses over the next five years or more as we expand the area covered by our network and invest to build our brand and develop subscriber loyalty. During 2008, we expect to launch additional markets in the United States. If introduced on the schedule we anticipate, these market launches would expand our covered population in the United States to approximately 20.0 to 22.0 million by the end of 2008.
     We believe that we have the second largest spectrum position in the 2.5 GHz (2496-2690 MHz) band in the United States with a spectrum portfolio that as of June 30, 2008 includes approximately 15.8 billion MHz-POPs, which is an industry metric that represents the amount of spectrum in a given area, measured in Megahertz, multiplied by the estimated population of that area. In Europe, as of June 30, 2008, we held approximately 8.7 billion MHz-POPs of spectrum, predominantly in the 3.5 GHz band, in Belgium, Germany, Ireland, Poland, Romania and Spain. We plan to continue acquiring spectrum in markets that we believe are attractive for our service offerings. If demand increases for spectrum rights, our cost to acquire spectrum will increase.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     As a result of continued expansion and ongoing spectrum acquisitions, we expect to require significant additional capital, which we intend to raise through subsequent equity offerings, by increasing our debt, or a combination of the two. As of June 30, 2008, our total assets were $2.4 billion and our stockholders’ equity was $832.1 million, which compares to total assets of $2.7 billion and stockholders’ equity of $1.2 billion at December 31, 2007. Our unrestricted cash and cash equivalents and unrestricted short-term and long-term investments were $592.9 million and $1.0 billion at June 30, 2008 and December 31, 2007, respectively. As a consequence of the current turbulent financial markets, we cannot offer assurances that the necessary capital to achieve our current plan will be available on attractive terms or at all, and we plan to manage our use of capital by adjusting the rate at which we build our network, acquire spectrum and deploy our services.
     As we have concentrated our financial and management resources on expanding the geographic footprint of our network and the availability of our services, we have incurred net losses of $199.0 million and $118.1 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007 we incurred net losses of $375.4 million and $210.7 million, respectively.
     At June 30, 2008, we held available for sale short-term and long-term investments with a fair value and cost of $243.5 million, of which investments with a fair value and cost of $64.8 million were in auction rate securities. In addition, we have an investment with a fair value and recorded cost of $4.1 million in commercial paper issued by a structured investment vehicle for which an insolvency event has been declared. We recorded other-than-temporary impairment losses on this investment of $90,000 and $1.6 million, respectively, during the three and six months ended June 30, 2008. On July 23, 2008, we received from the trustee of the receivership approximately $3.8 million of the total amount expected to be received.
     Auction rate securities are variable rate debt instruments whose interest rates were historically reset approximately every 30 or 90 days through an auction process. Beginning in August 2007, the auctions failed to attract buyers and sell orders could not be filled. Current market conditions do not allow us to estimate when the auctions will resume. While we continue to earn interest on these investments at the maximum contractual rate, until the auctions resume, the investments are not liquid and we may not have access to these funds until a future auction on these investments is successful or a secondary market develops for these securities. At June 30, 2008, the estimated fair value of these auction rate securities no longer approximated cost and we recorded other-than-temporary impairment losses and realized losses on our auction rate securities of $27.8 million for the three months ended June 30, 2008. For the six months ended June 30, 2008, we recorded other-than-temporary impairment losses and realized losses on our auction rate securities of $31.1 million
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to investments, the valuation of derivative instruments, allowance for doubtful accounts, depreciation, long-lived assets, goodwill and intangible assets, including spectrum, share-based compensation, and our deferred tax asset valuation allowance.
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
     Other than a change in accounting for fair value upon the adoption of SFAS No. 157 and accounting for derivative transactions described below, there have been no other significant changes in our critical accounting estimates during the six months ended June 30, 2008 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Fair Value Measurements
     During the first quarter of 2008, we adopted SFAS No. 157 for our financial assets and liabilities that are recognized or disclosed at fair value on an annual or more frequently recurring basis. These include our derivative instruments and our short-term and long-term investments.
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
     In accordance with SFAS No. 157 and our policy, it is our practice to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. In estimating fair values, we utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own judgment about the assumptions that market participant would use in pricing the security. These internally derived values are compared to values received from brokers or other independent sources.
     Derivative Instruments
     During the first quarter of 2008 we adopted SFAS No. 133 when we began hedging the LIBOR rate. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. A hedge may also remain undesignated. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, we must comply with the detailed rules and strict documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     All designated hedges are formally documented as to the relationship with the hedged item as well as the risk management strategy. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, any changes in the derivative’s fair value, that will not be effective as an offset to the income effects of the item being hedged, will be recognized currently in the statement of operations
     To determine the fair value of derivative instruments, we use a method with various assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
Results of Operations for the Three Months Ended June 30, 2008 and 2007
     The following table sets forth certain operating data for the periods presented (in thousands):

	Three Months Ended
	June 30,		Percentage
	2008	2007	Change
REVENUES	$58,563	$35,484	65.0%

OPERATING EXPENSES:
Cost of goods and services (exclusive of a portion of depreciation and amortization shown below)	42,193	23,313	81.0%
Selling, general and administrative expense	94,769	87,375	8.5%
Transaction related expenses	10,224	—	N/M
Research and development	593	578	2.6%
Depreciation and amortization	28,901	19,714	46.6%
Spectrum lease expense	28,522	14,823	92.4%

Total operating expenses	205,202	145,803	40.7%

OPERATING LOSS	(146,639)	(110,319)	32.9%
OTHER INCOME (EXPENSE):
Interest income	3,829	18,820	(79.7%)
Interest expense	(25,711)	(23,511)	9.4%
Foreign currency gains (losses), net	166	(101)	(264.4%)
Other-than-temporary impairment loss and realized loss on investments	(27,918)	—	N/M
Other expense, net	(866)	(734)	18.0%

Total other expense, net	(50,500)	(5,526)	813.9%

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(197,139)	(115,845)	70.2%
Income tax provision	(1,668)	(2,126)	(21.5%)

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(198,807)	(117,971)	68.5%
Minority interest in net loss of consolidated subsidiaries	1,108	1,075	3.1%
Losses from equity investees	(1,355)	(1,189)	14.0%

NET LOSS	$(199,054)	$(118,085)	68.6%

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

	Three Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Revenue	$58,563	$35,484	$23,079	65.0%
     Revenue in the U.S. represented 82.1% and international represented 17.9% of total revenue for the three months ended June 30, 2008 compared to 81.9% and 18.1% for the three months ended June 30, 2007, respectively. This increase in U.S. revenue as a percent of total revenue is due primarily to a greater number of markets launched domestically as compared to international. As of June 30, 2008, we operated in 46 U.S. markets and four international markets covering a geographic area containing approximately 16.8 million people. This is compared to 40 U.S. and three international markets covering approximately 11.6 million people as of June 30, 2007. Total subscribers in all markets grew to approximately 461,000 as of June 30, 2008 from approximately 299,000 as of June 30, 2007. The growth in subscribers and the increase in services available to customers were the primary reasons for the increase in revenue when comparing the quarter ended June 30, 2008 to the quarter ended June 30, 2007.
     Cost of goods and services. Service costs primarily include costs associated with tower rents, direct Internet access and back haul costs, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence (“POP”).

	Three Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Cost of goods and services	$42,193	$23,313	$18,880	81.0%
As a percent of revenue	72.0%	65.7%
     The increase in cost of goods and services was primarily due to an increase in the number of tower sites, increases in direct internet access and related back haul costs, as we launched more markets and incurred additional expenses as we prepared for future WiMAX builds from June 30, 2007 to June 30, 2008.
     Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense primarily includes salaries and benefits, sales commissions, travel expenses and related facilities costs for the following personnel: sales, marketing, network deployment, executive, finance and accounting, information technology, customer care, human resource and legal. It also includes costs associated with advertising, trade shows, public relations, promotions and other market development programs and third-party professional service fees.

	Three Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Selling, general and administrative expense	$94,769	$87,375	$7,394	8.5%
As a percent of revenue	161.8%	246.2%
     The increase in SG&A was due primarily to a $9.2 million increase in employee compensation and related costs, including facilities costs, resulting from higher employee headcount of approximately 1,820 employees at June 30, 2008 compared to approximately 1,680 employees at June 30, 2007. The primary reason these additional employees were hired was to support the launch of new markets. SG&A increases were partially offset by a decrease in marketing and advertising expenses of $4.9 million.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Transaction related expense.

	Three Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Transaction related expenses	$10,224	$—	$10,224	N/M
     This is attributable to the expensing of the deal costs related to the Transaction Agreement we entered into with Sprint and the Investors on May 7, 2008.
     Depreciation and amortization.

	Three Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Depreciation and amortization	$28,901	$19,714	$9,187	46.6%
     The increase was primarily due to the additional depreciation expense associated with our continued network build-out and the depreciation of Customer Premise Equipment (“CPE”) related to associated subscriber growth. Capital expenditures for depreciable property, plant and equipment decreased to $62.3 million for the three months ended June 30, 2008, from $90.2 million for the three months ended June 30, 2007. The majority of these expenditures relate to the construction of our pre-WiMAX network, purchases of base station equipment, and CPE equipment.
     Spectrum lease expense.

	Three Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Spectrum lease expense	$28,522	$14,823	$13,699	92.4%
     Total spectrum lease expense increased as a direct result of a significant increase in the number of spectrum leases held by us as well as an increase in the cost of new spectrum leases. With the significant number of spectrum leases and the increasing cost of these leases, we expect our spectrum lease expense to increase.
     Interest income.

	Three Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Interest income	$3,829	$18,820	$(14,991)	(79.7%)
     The decrease was primarily due to the reduction in interest returns earned on investments, as well as lower principal balances of short-term and long-term investments held during the second quarter of 2008 compared to 2007.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Interest expense.

	Three Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Interest expense	$(25,711)	$(23,511)	$(2,200)	9.4%
     The increase in interest expenses was primarily due to an increase in debt, as debt increased to $1.25 billion at June 30, 2008 from $655.9 million at June 30, 2007, partially offset by an overall reduction in the interest rate applied to the debt. We recorded no amortization of original issuance discount for the three months ended June 30, 2008, compared to $5.8 million for the three months ended June 30, 2007. We recorded amortization of deferred financing costs related to our $1.25 billion credit agreement of $1.7 million for the three months ended June 30, 2008, and $1.7 million for the three months ended June 30, 2007 related to our secured notes and senior term facility. In addition, we recorded $971,000 of interest expense reclassified from accumulated other comprehensive income related to our hedge activities for the three months ended June 30, 2008. These amounts were partially offset by capitalized interest of $5.6 million and $7.6 million for the three months ended June 30, 2008 and 2007, respectively.
     Other-than-temporary impairment loss on investments.

	Three Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Other-than-temporary impariment loss on investments	$(27,918)	$—	$(27,918)	N/M
     The increase in the other-than-temporary impairment loss and realized loss on investment securities is due to the recognition of a decline in value of investment securities, which we determined to be other than temporary. At June 30, 2008, we held available-for-sale short-term and long-term investments with a fair value and cost of $243.5 million. During the three and six months ended June 30, 2008, we incurred other-than-temporary impairment losses of $28.0 million and $32.8 million, respectively, related to a decline in the estimated fair values of our investment securities. Included in our investments were auction rate securities with a fair value and cost of $64.8 million as of June 30, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Results of Operations for the Six Months Ended June 30, 2008 and 2007
The following table sets forth certain operating data for the periods presented (in thousands).

	Six Months Ended
	June 30,		Percentage
	2008	2007	Change
REVENUES	$110,091	$64,759	70.0%

OPERATING EXPENSES:
Cost of goods and services (exclusive of a portion of depreciation and amortization shown below)	80,367	40,048	100.7%
Selling, general and administrative expense	193,878	156,032	24.3%
Transaction related expenses	10,224	—	N/M
Research and development	1,030	1,023	0.7%
Depreciation and amortization	56,986	35,899	58.7%
Spectrum lease expense	64,207	28,265	127.2%

Total operating expenses	406,692	261,267	55.7%

OPERATING LOSS	(296,601)	(196,508)	50.9%
OTHER INCOME (EXPENSE):
Interest income	12,298	35,410	(65.3%)
Interest expense	(54,305)	(47,729)	13.8%
Foreign currency gains (losses), net	691	(68)	(1116.2%)
Other-than-temporary impairment loss and realized loss on investments	(32,767)	—	N/M
Other (expense) income, net	(1,209)	1,744	(169.3%)

Total other expense, net	(75,292)	(10,643)	607.4%

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(371,893)	(207,151)	79.5%
Income tax provision	(3,584)	(2,729)	31.3%

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(375,477)	(209,880)	78.9%
Minority interest in net loss of consolidated subsidiaries	2,345	1,967	19.2%
Losses from equity investees	(2,311)	(2,807)	(17.7%)

NET LOSS	$(375,443)	$(210,720)	78.2%

     Revenue. Service revenue is primarily generated from subscription and modem lease fees for our wireless broadband service. Revenue from activation fees and fees for other services such as email, VoIP, and web hosting services are also included in service revenue.

	Six Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Revenue	$110,091	$64,759	$45,332	70.0%
     Revenue in the U.S. represented 82.1% and international represented 17.9% of total revenue for the six months ended June 30, 2008 compared to 80.6% and 19.4% for the six months ended June 30, 2007, respectively. This increase in U.S. revenue as a percent of total revenue is due primarily to a greater number of markets launched domestically as compared to international. The increase is due primarily to an increase in our subscriber base. As of June 30, 2008, we operated in 46 U.S. markets and four international markets covering a geographic area containing approximately 16.8 million people. This is compared to 40 U.S. and three international markets covering approximately 11.6 million people as of June 30, 2007. Total subscribers in all markets grew to approximately 461,000 as of June 30, 2008 from approximately 299,000 as of June 30, 2007. The growth in subscribers and the increase in services available to

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
customers were the primary reasons for the increase in revenue when comparing the six months ended June 30, 2008 to the six months ended June 30, 2007.
     Cost of goods and services. Service costs primarily include costs associated with tower rents, direct Internet access and back haul costs, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence (“POP”).

	Six Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Cost of goods and services	$80,367	$40,048	$40,319	100.7%
As a percent of revenue	73.0%	61.8%
     The increase in cost of goods and services was primarily due to an increase in the number of tower sites, increases in direct internet access and related back haul costs, as we launched more markets and incurred additional expenses as we prepared for future WiMAX builds from June 30, 2007 to June 30, 2008.
     Selling, general and administrative expense. Selling, general and administrative (SG&A) expense primarily includes salaries and benefits, sales commissions, travel expenses and related facilities costs for the following personnel: sales, marketing, network deployment, executive, finance and accounting, information technology, customer care, human resource and legal. It also includes costs associated with advertising, trade shows, public relations, promotions and other market development programs and third-party professional service fees.

	Six Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Selling, general and administrative expense	$193,878	$156,032	$37,846	24.3%
As a percent of revenue	176.1%	240.9%
     The increase was due primarily to a $26.8 million increase in employee compensation and related costs, including facilities costs, resulting from higher employee headcount of approximately 1,820 employees at June 30, 2008 compared to approximately 1,680 employees at June 30, 2007. The primary reason these additional employees were hired was to support the launch of new markets. In addition, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, there was a $3.7 million increase in professional fees, due to expenses related to business expansion projects, contractor and consulting expenses for costs for compliance projects related to the Sarbanes Oxley Act of 2002; an increase of $4.0 million associated with our call center, bad debt and collection fees, and a $1.3 million increase in third party commissions as we continue to increase our sales and services through third party providers. The remaining increase resulted from increases in other miscellaneous expenses primarily arising out of growth in and operation of our business.
     Transaction related expense.

	Six Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Transaction related expenses	$10,224	$—	$10,224	N/M
     This is attributable to the expensing of the deal costs related to the Transaction Agreement we entered into with Sprint and the Investors on May 7, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Depreciation and amortization.

	Six Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Depreciation and amortization	$56,986	$35,899	$21,087	58.7%
     The increase was primarily due to the additional depreciation expense associated with our continued network build-out and the depreciation of Customer Premise Equipment (“CPE”) related to associated subscriber growth. Capital expenditures for depreciable property, plant and equipment decreased to $115.4 million for the six months ended June 30, 2008, from $164.6 million for the six months ended June 30, 2007. The majority of these expenditures relate to the construction of our pre-WiMAX network, purchases of base station equipment, and CPE equipment.
     Spectrum lease expense.

	Six Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Spectrum lease expense	$64,207	$28,265	$35,942	127.2%
     Total spectrum lease expense increased as a direct result of a significant increase in the number of spectrum leases held by us as well as an increase in the cost of new spectrum leases. With the significant number of spectrum leases and the increasing cost of these leases, we expect our spectrum lease expense to increase.
     Interest income.

	Six Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Interest income	$12,298	$35,410	$(23,112)	(65.3%)
     The decrease was primarily due to the reduction in interest returns earned on investments, as well as lower balances of short-term and long-term investments held during the first half of 2008 compared to 2007.
     Interest expense.

	Six Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Interest expense	$(54,305)	$(47,729)	$(6,576)	13.8%
     The increase in interest expenses was primarily due to an increase in debt, as debt increased to $1.25 billion at June 30, 2008 from $655.90 million at June 30, 2007, partially offset by an overall reduction in the interest rate applied to the debt. We recorded no amortization of original issuance discount for the six months ended June 30, 2008, compared to $11.2 million for the six months ended June 30, 2007. We recorded amortization of deferred financing costs related to our $1.25 billion credit agreement of $3.2 million for the six months ended June 30, 2008, and $3.3 million for the six months ended June 30, 2007 related to our secured notes and senior term facility. In addition, we recorded $1.2 million of interest expense reclassified from accumulated other comprehensive income related to our hedge activities for the six months ended June 30, 2008. These amounts were partially offset by capitalized interest of $11.4 million and $12.6 million for the six months ended June 30, 2008 and 2007, respectively.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Other-than-temporary impairment loss on investments.

	Six Months Ended
	June 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Other-than-temporary impariment loss on investments	$(32,767)		$(32,767)	N/M
     The increase in the other-than-temporary impairment loss and realized loss on investment securities is due to the recognition of a decline in value of investment securities which we determined to be other than temporary. At June 30, 2008, we held available-for-sale short-term and long-term investments with a fair value and cost of $243.5 million. During the three and six months ended June 30, 2008, we incurred other-than-temporary impairment losses of $28.0 million and $32.8 million, respectively, related to a decline in the estimated fair values of our investment securities. Included in our investments were auction rate securities with a fair value and cost of $64.8 million as of June 30, 2008.
Cash Flow Analysis
     The following table presents a summary of our cash flows and beginning and ending cash balances (in thousands):

	Six Months Ended June 30,
	2008	2007
Cash used in operating activities	$(281,245)	$(280,639)
Cash used in investing activities	(239,752)	(349,553)
Cash provided by (used in) financing activities	(5,465)	572,250
Effect of foreign currency exchange rates on cash and cash equivalents	(940)	(50)

Total cash flows	$(527,402)	$(57,992)

Operating Activities
     Net cash used in operating activities increased by $0.7 million to $281.4 million in the six months ended June 30, 2008, from $280.7 million in the six months ended June 30, 2007. The increase in cash used in operations is due primarily to an increase in operating expenses as we continue to expand our business. This increase in cash used was partially offset by an increase in cash received from customers, which increased to $110.9 million in the first half of 2008 from $36.1 million in the first half of 2007. This increase was primarily due to an increase in our subscriber base as we continued to both increase subscribers in our existing markets as well as operating in seven additional markets during the six months ended June 30, 2008 as compared to June 30, 2007.
Investing Activities
     During the six months ended June 30, 2008, net cash used in investing activities was $239.7 million compared to $349.6 million during the six months ended June 30, 2007, representing a $109.9 million decrease in net cash used. The decrease in net cash used in investing activities was due to a $49.2 million decrease in cash paid for property, plant and equipment and a $181.1 million decrease in cash paid for acquisitions of spectrum licenses and other. These decreases were offset by increases in sales of available for sale securities of $99.0 million and cash from restricted investments of $33.7 million.
Financing Activities
     Net cash used in financing activities was $5.5 million for the six months ended June 30, 2008 compared to $572.3 million provided by financing activities for the six months ended June 30, 2007, representing a $577.8 million decrease in cash received. This was primarily due to net cash proceeds of $556.0 million from our IPO in the first quarter of 2007. In addition, there was a contribution of $15 million in the first half of 2007 from a minority interest partner. This did not occur in the first half of 2008.
Liquidity and Capital Resource Requirements
     We believe that we currently hold sufficient cash, cash equivalents and marketable securities to cause our estimated liquidity needs to be satisfied for at least the next twelve months. We are currently focused on closing the Transaction

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Agreement we entered into with Sprint and the Investors on May 7, 2008. Upon the consummation of the transactions under the Transaction Agreement, including our merger and the contribution of the Sprint Assets, the Investors will invest a total of $3.2 billion of cash proceeds into NewCo Corporation or NewCo LLC, as applicable. We expect the cash proceeds from this investment to be primarily used by NewCo Corporation and NewCo LLC to build a mobile WiMAX network in the United States and for general corporate purposes. We expect the transactions under the Transaction Agreement, which remain subject to various closing conditions, to close during the fourth quarter of 2008.
     Prior to the consummation of the transactions under the Transaction Agreement, we may seek additional financing. Any additional debt financing would increase our future financial commitments, while additional equity financing would be dilutive to our stockholders. This additional financing may not be available to us on favorable terms or at all. Our ability to obtain such additional financing depends on several factors, including market conditions, our future creditworthiness and restrictions contained in the agreement with our current lenders. If additional financing does become available, the terms of the Transaction Agreement limit the amount of additional debt we may incur and the amount and price of additional equity we may issue without the approval of Sprint and the Investors.
     We regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and may significantly increase or decrease our cash requirements. If the Transaction Agreement does not close or closes later than expected or we fail to obtain additional financing, we may have to revise our current plans and strategy. Changes in our plans and strategy may include, among other things, changes to the extent and timing of our network deployment, increases or decreases in the number of our employees, introduction of new features or services, investments in capital and network infrastructure, acquisitions of spectrum or any combination of the foregoing.
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
     SFAS No. 159 — In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those financial assets and liabilities on the face of the balance sheet and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of financial assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We have not adopted the fair value option for any financial assets or liabilities and, accordingly, the adoption of SFAS No. 159 did not have an impact on our condensed consolidated financial statements.
     SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. Management is currently evaluating whether the adoption of SFAS No. 160 will have a material impact on our financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     SFAS No. 161— In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating whether the adoption of SFAS No. 161 will have a material impact on our financial statements.
     FSP No. 142-3— In April 2008, the FASB issued Financial Accounting Standards Board Staff Position (“FSP”) No.142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142"). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations (“SFAS No. 141”), and other US generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently assessing whether the adoption of FSP No. 142-3 will have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.
Interest Rate Risk
     Our primary interest rate risk is associated with our senior term loan facility. We have a total outstanding balance on our senior term loan facility of $1.24 billion at June 30, 2008. The rate of interest for borrowings under the senior term loan facility is the LIBOR rate plus 6.00% or the alternate base rate plus 5.00%, with interest payable quarterly with respect to alternate base rate loans, and with respect to LIBOR-based loans, interest is payable in arrears at the end of each applicable period, but at least every three months. The weighted average interest rate under this facility was 9.25% at June 30, 2008.
Interest Rate Hedge Contracts
     When interest rates rise, the fair value of our interest rate hedge contracts decrease and vice-versa, when interest rates fall, the fair value increases. As we are fixed rate payers, an increase of 100 basis points in interest rates results in a change in fair value of the interest rate swaps of $12.4 million, reducing our interest rate hedge liability from $356,000 to an interest rate hedge asset of $12.0 million. Alternatively, a decrease in interest rates of 100 basis points results in a change in fair value of $12.6 million, increasing our interest rate hedge liability to $12.9 million.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Dollar and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) as a component of net loss. This did not have a material impact on our financial statements.
Investment Risk
     At June 30, 2008, we held available-for-sale short-term and long-term investments with a fair value and cost of $243.5 million, of which investments with a fair value and cost of $64.8 million were auction rate securities and $178.7 million were government and agency issues, bonds and commercial paper. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary, which we experienced with our auction rate securities during the three and six months ended June 30, 2008. The fair values of our investments are subject to significant fluctuations due to volatility of the credit markets in general, company-specific circumstances, and changes in general economic conditions.
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
     Our investments in auction rate securities represent interests in collateralized debt obligations supported by preferred equity securities of insurance companies and financial institutions with a stated final maturity date of 2033 and 2034. We also own auction rate securities that are asset backed capital commitment securities supported by high grade, short-term commercial paper and a put option from a monoline insurance company and these securities are perpetual and do not have a final stated maturity. These CDO securities were rated AAA/Aaa or AA/Aa by Standard & Poors and the equivalent at Moody’s rating services at the time of purchase and their ratings have not changed as of June 30, 2008. With regards to the asset backed capital commitment securities, Standard & Poors and Moody’s have downgraded these securities from AA/Aa to A1/A3, respectively, during the three and six months ended June 30, 2008.
     In addition to the above mentioned securities, we hold one commercial paper security issued by a structured investment vehicle that defaulted in January 2008 and was placed into receivership. The issuer invests in residential and commercial mortgages and other structured credits including sub-prime mortgages. At June 30, 2008, the estimated fair value of this security was $4.1 million based on the pending resolution of the receivership and expected proceeds upon completion of this process. During the three and six months ended June 30, 2008, we recognized other-than-temporary impairment losses of $90,000 and $1.6 million, respectively, related to this commercial paper security. On July 23, 2008, we received from the trustee of the receivership approximately $3.8 million of the total amount expected to be received.
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
     We currently have variable rate debt tied to 3-month LIBOR in excess of the $600 million notional amount of interest rate contracts outstanding and we expect this condition to persist throughout the term of the contracts. An increase in the 3-month LIBOR rate results in higher interest expense. We entered into the interest rate swap agreements to hedge the uncertain cash flows associated with the variable rate funding. In accordance with SFAS No. 133, we designated the interest rate swap agreements as cash flow hedges. Net settlements made to counterparties under interest rate hedge contracts was $839,000 during the three and six months ended June 30, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
The following table sets forth information regarding our interest rate hedge contracts as of June 30, 2008 (in thousands):

Type of	Notional		Receive	Pay	Fair market
Hedge	Amount	Maturity Date	Index Rate	Fixed rate	Value
Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	$(1,788)
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	$747
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
Item 4. Controls and Procedures
     Based on their evaluation as of June 30, 2008, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and were also effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
     Our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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
Failure to complete our recently announced transactions with Sprint and several strategic investors may result in material adverse consequences to our business and operations.
     On May 7, 2008, we announced that we had entered into a definitive agreement (the “Transaction Agreement”) with Sprint Nextel Corporation (“Sprint”) to combine our wireless broadband business to form a new wireless communications company. In connection with the combination, Intel Corporation, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks (collectively, the “Investors’) have collectively agreed to invest $3.2 billion in the new company. These transactions (the “Transactions”) are subject to several closing conditions, including the approval and adoption of the Transaction Agreement by Clearwire’s stockholders, the maintenance by Clearwire and Sprint of their combined spectrum holdings, the receipt of the consent of the Federal Communications Commission (the “FCC”) to certain of the Transactions, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), the non-occurrence of certain events, the consent of lenders under, or the refinancing of, our existing credit facility and other customary closing conditions. If any of these conditions are not satisfied the Transactions might not be completed. The closing conditions requiring that (i) Clearwire’s stockholders approve and adopt the Transaction Agreement, (ii) that FCC consent has been obtained and (iii) that the expiration or termination of applicable waiting periods under the HSR Act has occurred, may not be waived by the parties to the Transaction Agreement and each must be satisfied for the Transactions to be completed. In connection with the Transactions, Eagle River Holdings, LLC together with certain of its affiliates, has entered into a voting agreement with Clearwire, Sprint and the Investors pursuant to which it is required to vote the shares of Clearwire’s capital stock that it holds representing not less than 40% of the outstanding voting power of Clearwire in favor of the approval and adoption of the Transaction Agreement and the Transactions, subject to certain conditions. In addition, Intel has entered into a voting agreement with Clearwire, Sprint and the Investors pursuant to which it is required to vote its shares of Clearwire common stock in connection with the Transaction Agreement and the Transactions in the same proportion as the non-affiliated stockholders vote, if a majority of such non-affiliated stockholders vote in favor of the Transactions, subject to certain conditions.
     The parties have not yet obtained all regulatory clearances, consents and approvals required to complete the Transactions. Governmental or regulatory agencies could still seek to block or challenge the Transactions or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the Transactions. If these approvals are not received, then none of Clearwire, Sprint or the Investors will be obligated to complete the Transactions. If the approvals are received, but the applicable regulatory agency imposes any condition that would restrict a party’s freedom of action with respect to its assets or business, require a party to dispose of a material portion of its assets or pay any significant amounts in order to receive required consents or waivers, or adversely affect its rights under the Transaction Agreement, alter the Transaction Agreement, or the other agreements entered into in connection with the Transactions, or would have certain other effects, then the party subject to such conditions would not be required to complete the Transactions.
     If Clearwire’s stockholders do not approve and adopt the Transaction Agreement or if the Transactions are not completed for any other reason, Clearwire would be subject to a number of risks, including the following:
•	Clearwire would not realize the anticipated benefits of the proposed Transactions, including any anticipated synergies from combining Clearwire and the Sprint WiMAX Business;

CLEARWIRE CORPORATION AND SUBSIDIARIES
•	Clearwire will be required to pay certain costs relating to the Transactions, such as legal, accounting, financial advisor and printing fees, whether or not the Transactions are completed;

•	Clearwire may be required to pay a termination fee of $60 million if the Transaction Agreement is terminated due to an adverse change in our Board’s recommendation to our stockholders to approve the Transactions in order to allow us to proceed with an alternative acquisition, as a result of our failure to close the Transactions within 12 months of the date of the Transaction Agreement if an alternative acquisition proposal is made prior to our stockholders’ meeting to vote on the Transactions and we enter into an alternative acquisition within 12 months following the termination or solely due to our material breach of a covenant in the Transaction Agreement;

•	the trading price of Clearwire Common Stock may decline to the extent that the current market prices reflect a market assumption that the Transactions will be completed;

•	Clearwire would continue to be exposed to the general competitive pressures and risks discussed in our previous Annual Report on Form 10-K , which pressures and risks may be increased if the Transactions are not completed;

•	matters relating to the Transactions (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and

•	Clearwire may not be able to obtain necessary funding on acceptable terms or at all, which could significantly impact our ability to build out our network or launch new markets and may jeopardize our ability to continue to operate.
     The occurrence of any of these events individually or in combination could have a material adverse effect on the results of operations or the trading price of Clearwire Common Stock.
Our business will be subject to uncertainties and contractual restrictions while the Transactions are pending that could adversely affect its business.
     Uncertainty about the effect of the Transactions on employees and customers may have an adverse effect on our business, regardless of whether the Transactions are eventually completed. Although we have taken steps designed to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the Transactions are completed, or the Transaction Agreement is terminated, and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with us.
     Employee retention and recruitment may be particularly challenging during the pendency of the Transactions, as employees and prospective employees may experience uncertainty about their future roles with us. The departure of existing key employees, despite our retention and recruiting efforts, could have a material adverse impact on our business, financial condition and operating results, regardless of whether the Transactions are eventually completed.
     The pursuit of the Transactions and the preparation for the integration of Clearwire and the Sprint WiMAX business may place a significant burden on management and internal resources. There is a significant degree of difficulty and management distraction inherent in the process of closing the Transactions and integrating Clearwire’s business and the Sprint WiMAX business, which could cause an interruption of, or loss of momentum in, the activities of our existing businesses, regardless of whether the Transactions are eventually completed. Our management team will be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our existing business, service existing customers, attract new customers and develop new services or strategies. One potential consequence of such distractions could be the failure of management to realize other opportunities that could be beneficial to us. If our senior management is not able to effectively manage the process leading up to and immediately following the Transactions, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.
     In addition, the Transaction Agreement restricts us, without the consent of Sprint and 75% in interest of the Investors (based on the amount to be invested by the Investors at the Closing), from making certain acquisitions

CLEARWIRE CORPORATION AND SUBSIDIARIES
and taking other specified actions until the Transactions occur or the Transaction Agreement is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to their businesses before completion of the Transactions or termination of the Transaction Agreement.
The Transaction Agreement contains provisions that may discourage other companies from trying to acquire Clearwire.
     The Transaction Agreement contains provisions that may discourage a third party from submitting a business combination proposal to Clearwire that might result in greater value to Clearwire stockholders than the Transactions. The Transaction Agreement generally prohibits Clearwire from soliciting any acquisition proposals. In addition, if the Transaction Agreement is terminated by Clearwire or Sprint in circumstances that obligate Clearwire to pay a termination fee and to reimburse transaction expenses to Sprint, Clearwire’s financial condition may be adversely affected as a result of the payment of the termination fee and transaction expenses, which might deter third parties from proposing alternative business combination proposals.
Item 2. Unregistered sales of Equity Securities and use of proceeds
None.
Item 4. Submission of matters to a vote of security holders
(a)	The Company’s Annual Meeting of Stockholders was held on June 20, 2008.

(b)	The following directors were elected at such meeting:
Craig O. McCaw
Benjamin G. Wolff
Peter L. S. Currie
Richard P. Emerson
Nicholas Kauser
David Perlmutter
Michael J. Sabia
R. Gerard Salemme
Stuart M. Sloan
Michelangelo A. Volpi
(c)	The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Withheld

Craig O. McCaw	371,561,917	9,701,594
Benjamin G. Wolff	371,293,674	9,969,837
Peter L. S. Currie	379,732,592	1,530,919
Richard P. Emerson	379,748,353	1,515,158
Nicholas Kauser	371,592,772	9,670,739
David Perlmutter	371,350,658	9,912,853
Michael J. Sabia	371,470,189	9,793,322
R. Gerard Salemme	371,699,115	9,564,396
Stuart M. Sloan	378,301,146	2,962,365
Michelangelo A. Volpi	379,781,501	1,482,010

Item	Votes For	Votes Against	Abstain
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered accountants for fiscal year 2008	381,175,148	56,491	31,872

CLEARWIRE CORPORATION AND SUBSIDIARIES
Item 5. Other information
None.

CLEARWIRE CORPORATION AND SUBSIDIARIES
Item 6. Exhibits
EXHIBIT INDEX
10.1	Amendment No. 1 to the Clearwire Corporation Change in Control Severance Plan.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350.

CLEARWIRE CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION
Date: August 8, 2008	/s/ JOHN A. BUTLER
John A. Butler
Chief Financial Officer