Form 10-Q
period 2008-09-30
CLEARWIRE CORP
filed 2008-11-10
CIK 1285551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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
     The number of shares outstanding of the registrant’s Class A common stock as of November 4, 2008 was 135,807,774. The number of shares outstanding of the registrant’s Class B common stock as of November 4, 2008 was 28,596,685.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$242,910	$876,752
Short-term investments	124,959	67,012
Restricted cash	1,205	1,077
Accounts receivable, net of allowance of $994 and $787	5,202	3,677
Notes receivable, short-term	—	2,134
Inventory	2,786	2,312
Prepaids and other assets	28,301	36,748

Total current assets	405,363	989,712
Property, plant and equipment, net	650,339	572,329
Restricted cash	8,636	11,603
Long-term investments	55,278	88,632
Notes receivable, long-term	4,862	4,700
Prepaid spectrum license fees	516,773	457,741
Spectrum licenses and other intangible assets, net	486,895	480,003
Goodwill	35,451	35,666
Investments in equity investees	12,135	14,602
Other assets	38,312	30,981

TOTAL ASSETS	$2,214,044	$2,685,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$99,708	$102,449
Deferred rent-current	697	24,805
Deferred revenue	11,818	10,010
Current portion of long-term debt	12,500	22,500

Total current liabilities	124,723	159,764
Long-term debt	1,225,000	1,234,375
Deferred tax liabilities	47,338	43,107
Other long-term liabilities	148,226	71,385

Total liabilities	1,545,287	1,508,631
MINORITY INTEREST	10,181	13,506
COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, par value $0.0001, and additional paid-in capital, 350,000,000 shares authorized; Class A, 135,806,518 and 135,567,269 shares issued and outstanding	2,133,037	2,098,155
Class B, 28,596,685 shares issued and outstanding	234,376	234,376
Accumulated other comprehensive income, net	19,213	17,333
Accumulated deficit	(1,728,050)	(1,186,032)

Total stockholders’ equity	658,576	1,163,832

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,214,044	$2,685,969

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES	$60,839	$41,297	$170,930	$106,056
OPERATING EXPENSES:
Cost of goods and services (exclusive of a portion of depreciation and amortization shown below)	44,399	29,268	124,766	69,316
Selling, general and administrative expense	84,305	103,424	278,183	259,456
Transaction related expenses	4,932	—	15,156	—
Research and development	537	194	1,567	1,217
Depreciation and amortization	28,604	22,659	85,590	58,558
Spectrum lease expense	32,194	28,278	96,401	56,543

Total operating expenses	194,971	183,823	601,663	445,090

OPERATING LOSS	(134,132)	(142,526)	(430,733)	(339,034)

OTHER INCOME (EXPENSE):
Interest income	3,468	16,596	15,766	52,006
Interest expense	(24,726)	(28,813)	(79,031)	(76,542)
Foreign currency gains (losses), net	(517)	292	174	224
Loss on extinguishment of debt	—	(159,193)	—	(159,193)

Other-than-temporary impairment loss and realized loss on investments, net	(9,353)	(14,208)	(42,120)	(14,208)
Other income (expense), net	(517)	453	(1,726)	2,197

Total other expense, net	(31,645)	(184,873)	(106,937)	(195,516)

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(165,777)	(327,399)	(537,670)	(534,550)
Income tax provision	(1,781)	(1,198)	(5,365)	(3,927)

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(167,558)	(328,597)	(543,035)	(538,477)
Minority interest in net loss of consolidated subsidiaries	1,061	994	3,406	2,961
Losses from equity investees	(78)	(1,034)	(2,389)	(3,841)

NET LOSS	$(166,575)	$(328,637)	$(542,018)	$(539,357)

Net loss per common share, basic and diluted	$(1.01)	$(2.01)	$(3.30)	$(3.44)

Weighted average common shares outstanding, basic and diluted	164,232	163,586	164,145	156,940

See accompanying notes to Unaudited Condensed Consolidated Financial Statement

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September
	30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(542,018)	$(539,357)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	5,244	3,631
Depreciation and amortization	85,590	58,558
Amortization of prepaid spectrum license fees	29,695	16,962
Amortization of deferred financing costs and accretion of debt discount	4,748	19,234
Share-based compensation	33,739	28,600
Other-than-temporary impairment loss and realized loss on investments	42,120	14,208
Deferred income taxes	5,365	3,901
Non-cash interest on swaps	2,512	—
Minority interest	(3,406)	(2,961)
Losses from equity investees, net	1,796	3,841
Loss on extinguishment of debt	—	159,193
Loss on other asset disposals	13,949	531
Impairment of equity investment	1,397	—
Gain on sale of equity investment	—	(2,213)
Changes in assets and liabilities, net:
Prepaid spectrum license fees	(87,224)	(183,776)
Inventory	(951)	(2,331)
Accounts receivable	(6,829)	(3,954)
Prepaids and other assets	(3,984)	(15,716)
Accounts payable	8,011	26,544
Accrued expenses and other liabilities	39,668	16,617

Net cash used in operating activities	(370,578)	(398,488)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(178,367)	(279,198)
Payments for acquisitions of spectrum licenses and other	(13,719)	(212,353)
Purchases of available-for-sale investments	(323,225)	(1,144,293)
Sales or maturities of available-for-sale investments	266,532	1,478,252
Purchase of minority interest	—	(1,173)
Investments in equity investees	(760)	(5,293)
Receipt (issuance) of notes receivable, related party	1,500	(2,000)
Restricted cash decrease (increase), net	2,839	(3,323)
Restricted investments	—	85,670
Business acquisitions, net of cash acquired	—	(7,067)
Proceeds from sale of business, net of cash	—	2,250
Proceeds from sale of equity investment and other assets	—	1,000

Net cash used in investing activities	(245,200)	(87,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for IPO and other, net	—	556,005
Proceeds from issuance of common stock for option and warrant exercises	1,167	4,610
Proceeds from issuance of debt	—	1,000,000
Financing fees	—	(66,954)
Principal payments on long-term debt	(19,375)	(745,696)
Contributions from minority interests	—	15,000

Net cash (used in) provided by financing activities	(18,208)	762,965
Effect of foreign currency exchange rates on cash and cash equivalents	144	(696)

Net (decrease) increase in cash and cash equivalents	(633,842)	276,253
CASH AND CASH EQUIVALENTS:
Beginning of period	876,752	438,030

End of period	$242,910	$714,283

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$—	$24
Cash paid for interest	92,335	91,229
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock and warrants issued for spectrum licenses	$—	$21,379
Common stock and warrants issued for business acquisitions	—	15
Fixed asset purchases in accounts payable	4,744	10,672
Non-cash dividends to related party	—	1,465
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A		Class B		Accumulated
	Common Stock, Warrants and		Common Stock and		Other		Total
	Additional Paid In Capital		Additional Paid In Capital		Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Income	Deficit	Equity
Balances at January 1, 2008	135,567	$2,098,155	28,597	$234,376	$17,333	$(1,186,032)	$1,163,832

Net loss	—	—	—	—	—	(542,018)	(542,018)
Foreign currency translation adjustment	—	—	—	—	(2,967)	—	(2,967)
Unrealized loss on investments	—	—	—	—	(25,190)	—	(25,190)
Reclassification adjustment for other-than- temporary impairment loss on investments	—	—	—	—	32,767	—	32,767
Unrealized loss on hedge activity	—	—	—	—	(2,730)	—	(2,730)
Options and warrants exercised	226	1,167	—	—	—	—	1,167
Restricted stock issued	14	—					—
Share-based compensation	—	33,715	—	—	—	—	33,715

Balances at September 30, 2008	135,807	$2,133,037	28,597	$234,376	$19,213	$(1,728,050)	$658,576

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The Business
     The condensed consolidated financial statements include the accounts of Clearwire Corporation, a Delaware corporation, and our wholly-owned and majority-owned or controlled subsidiaries (collectively “Clearwire”). We were formed on October 27, 2003. We are an international provider of high speed wireless broadband services to individuals, small businesses, and others in a number of markets through our advanced network. As of September 30, 2008, we offered our services in 46 markets throughout the United States and four markets internationally.
     Business Segments
     We comply with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. We define the chief operating decision makers as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. See Note 15, Business Segments, for further discussion.
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
     Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. The assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing appropriate accrual and disclosure treatment with respect to commitments and contingencies. Actual results may differ materially from these estimates. To the extent that there are material differences between these estimates and actual results, the presentation of the financial condition or results of operations may be affected.

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
2. Significant Accounting Policies
     Other than the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), discussed below, there have been no significant changes in our significant accounting policies during the nine months ended September 30, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Financial Instruments
     We adopted SFAS No. 157 on January 1, 2008 for our financial assets and liabilities. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.
     See Note 10, Fair Value Measurements, for information regarding our use of fair value measurements and our adoption of the provisions of SFAS No. 157.
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
     FSP No. 142-3— In April 2008, the FASB issued FSP No.142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142"). FSP No. 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations (“SFAS No. 141”), and other US GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
periods within those fiscal years. We are currently assessing whether the adoption of FSP No. 142-3 will have a material impact on our financial statements.
     FSP No. SFAS No. 133-1 and FIN 45-4— In September 2008, the FASB issued FSP No. FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees (“FSP No. 133-1 and FIN 45-4”). FSP No. 133-1 and FIN 45-4 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as well as FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FSP No. 133-1 and FIN 45-4 require additional disclosures by sellers of credit derivatives, as well as the current status of the payment/performance risk of a guarantee. In addition, it clarifies the Board’s intent about the effective date of SFAS No. 161, Disclosures about Derivative Instruments and hedging Activities (“SFAS No. 161”). FSP No. SFAS 133-1 and FIN 45-4 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing whether the adoption of FSP No. SFAS No. 133-1 and FIN 45-4 will have a material impact on our financial statements.
     FSP No. SFAS No. 157-3— In October 2008, the FASB issued FSP No. FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We considered FSP No. 157-3 during the preparation of the accompanying financial statements.
3. Pending Strategic Transaction
     On May 7, 2008, we entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) with Sprint Nextel Corporation (“Sprint”) to form New Clearwire Corporation, a Delaware corporation (“NewCo Corporation”). Under the Transaction Agreement, we will merge with and into a wholly owned subsidiary of Clearwire Communications LLC, a newly formed LLC (“NewCo LLC”) that will consolidate into NewCo Corporation. Sprint will contribute its spectrum and certain other assets associated with its WiMAX operations (the “Sprint Assets”), preliminarily valued at approximately $7.4 billion based on the target price of $20 per share, into a separate wholly owned subsidiary of NewCo LLC. Following the merger and contribution of the Sprint Assets, Intel Corporation, (“Intel”), Google Inc., (“Google”), Comcast Corporation, (“Comcast”), Time Warner Cable Inc., (“Time Warner Cable”), and Bright House Networks, LLC, (“Bright House”) will invest a total of $3.2 billion into NewCo Corporation or NewCo LLC, as applicable. We refer to Intel, Google, Comcast, Time Warner Cable and Bright House as the “Investors.”
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
     The Investors will initially receive Class A or Class B stock in NewCo Corporation and non-voting equity interests in NewCo LLC, as applicable, based upon a $20 per share or unit, as applicable, purchase price or unit, as applicable, that is subject to post-closing adjustment based upon the trading prices of NewCo Corporation Class A common stock on the NASDAQ Stock Market over 15 randomly selected trading days during the 30-trading day period ending on the 90th day after the closing date. The final price per share or unit, as applicable, will be based upon the volume weighted average price on such days and is subject to a cap of $23.00 per share and a floor of $17.00 per share. The aggregate number of shares and/or non-voting equity interests each Investor receives from its investment in NewCo Corporation and NewCo LLC, respectively, will be equal to its investment amount divided by such price per share. In a separate transaction to occur 90 days after closing, Trilogy Equity Partners will invest $10 million in the purchase of shares of Class A common stock on the same pricing terms as the other investors. Upon completion of the proposed transaction, Sprint will own the largest stake in the new company with approximately 51 percent equity ownership on a fully diluted basis assuming an investment price of $20.00 per share or unit, as applicable. The existing Clearwire shareholders will own approximately 27 percent and the new strategic investors, as a group, will be acquiring approximately 22 percent for their investment of $3.2 billion, both on a fully diluted basis assuming an investment price of $20.00 per share or unit, as applicable.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Sprint has agreed to finance the operations of the Sprint WiMAX Business between April 1, 2008 and the closing, subject to certain limitations. Assuming the closing occurs on December 31, 2008, the operating budget for the Sprint WiMax business for this period will not exceed $426.0 million. If the Sprint financing amount is less than or equal to $213.0 million, Sprint Sub, which will be a wholly-owned subsidiary of NewCo Corporation after the closing, will be required to pay the $213.0 million in cash to Sprint on the first business day after the closing. If the Sprint financing amount is greater than $213.0 million, the remainder of the Sprint financing amount will be repaid in the form of a secured promissory note issued by Sprint Sub to Sprint (or its subsidiaries). In connection with our entering into the Transaction Agreement, we also expect to enter into several commercial agreements with Sprint and the Investors relating to, among other things, (i) the bundling and reselling of NewCo Corporation’s WiMAX service and Sprint’s third generation wireless services, (ii) the embedding of WiMAX chips into various devices, and (iii) the development of Internet services and protocols.
     Consummation of the transactions (the “Transactions”) contemplated by the Transaction Agreement is subject to various conditions, including the approval and adoption of the Transaction Agreement by our stockholders, the maintenance by us and Sprint of a minimum number of MHz-POPs coverage from their combined spectrum holdings, the receipt of the consent of the Federal Communications Commission to certain of the Transactions (which was received on November 4, 2008), the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which expired on July 11, 2008), the consent of the lenders under our senior term loan facility to the Transactions or the refinancing of the senior term loan facility and other customary closing conditions. We currently expect the Transactions to close in the fourth quarter of 2008.
     On May 12, 2008, iPCS Inc. and its wholly-owned subsidiaries, iPCS Wireless Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC filed a lawsuit alleging that the Transactions would violate exclusivity provisions of their agreements with various Sprint subsidiaries. These exclusivity provisions place certain restrictions on the ability of Sprint to own, operate, build or manage specified wireless mobility communication networks or to sell certain types of wireless services within specified geographic areas. The lawsuit seeks to prevent Sprint, Clearwire, and the Investors from consummating the Transactions and a trial is scheduled to begin on December 2, 2008. A number of motions have been filed in the case, including most recently a motion by iPCS on November 3, 2008 for a preliminary injunction requesting that the closing date of the Transactions be enjoined pending the resolution of their lawsuit against Sprint. On November 5, 2008, we filed and were granted a motion to intervene to argue against the preliminary injunction. The motion for the preliminary injunction is pending a hearing.
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
     For the three and nine months ended September 30, 2008, we expensed $4.9 million and $15.2 million of costs associated with the Transaction Agreement.
4. Investments
     Investments consist of the following (in thousands):

		September 30, 2008				December 31, 2007
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
Commercial paper in structured investment vehicles	$—	$—	$—	$—	$7,500	$—	$—	$7,500
Corporate bonds	—	—	—	—	7,970	15	—	7,985
US Government and Agency Issues	124,673	286	—	124,959	51,544	3	(20)	51,527

Total	$124,673	$286	$—	$124,959	$67,014	$18	$(20)	$67,012

Long-term
Auction rate securities	$55,278	$—	$—	$55,278	$95,922	$—	$(7,290)	$88,632

Total	$55,278	$—	$—	$55,278	$95,922	$—	$(7,290)	$88,632

Total Investments	$179,951	$286	$—	$180,237	$162,936	$18	$(7,310)	$155,644

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
losses are recognized when a decline in fair value is determined to be other-than-temporary, and both realized gains and losses are determined on the basis of the specific identification method.
     At September 30, 2008, we held available-for-sale short-term and long-term investments with a fair value of $180.2 million and cost of $179.9 million. During the three and nine months ended September 30, 2008, the estimated fair value of our auction rate securities no longer approximated cost and we have recorded other-than-temporary impairment losses of $9.5 million and $40.6 million, respectively, related to a decline in the estimated fair values of our investment securities. There were no realized gains or losses from sales of investments during the three and nine months ended September 30, 2008.
     We estimated the fair value of securities without quoted market values using internally generated pricing models that require various inputs and assumptions. In estimating fair values of these securities, we utilize certain inputs and assumptions that market participants would use in pricing the investment, including assumptions about risk. We maximize the use of observable inputs to the pricing models where available and reliable. We use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own judgment about the assumptions that market participants would use in pricing the security. In these instances, fair value is determined by analysis of historical and forecasted cash flows, default probabilities and recovery rates, time value of money and discount rates considered appropriate given the level of risk in the security and associated investor yield requirements. Internally generated pricing models rely on management’s judgment of possible scenarios to estimate cash flows and probability weighting the scenarios to approximate fair values. Our internally generated pricing models require us to use judgment in interpreting relevant market data, matters of uncertainty and matters that are inherently subjective in nature. The use of different judgments and assumptions could result in significantly different fair values and security prices could change significantly based on market conditions. These internally derived values are compared with non-binding values received from brokers. As markets become less active, we generally place less reliance on broker quotes that do not result from market transactions.
     Auction rate securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. Beginning in August 2007, the auctions failed to attract buyers and sell orders could not be filled. When an auction fails, the security resets to a maximum rate as determined in the security documents. These rates vary from LIBOR + 84 basis points to LIBOR + 200 basis points. Refer to Note 10-Fair Value Measurements-Investment Securities for more information. While we continue to earn interest on these investments at the maximum contractual rate, until the auctions resume, the investments are not liquid. We may not have access to these funds until a future auction on these investments is successful, a secondary market develops for these securities, or the underlying collateral matures.
     Our investments in auction rate securities represent interests in collateralized debt obligations supported by preferred equity securities of insurance companies and financial institutions with a stated final maturity date of 2033 and 2034. The total fair value and cost of our security interests in collateralized debt obligations as of September 30, 2008 was $18.2 million. We also own auction rate securities that are asset backed capital commitment securities supported by high grade, short-term commercial paper and a put option from a monoline insurance company and these securities are perpetual and do not have a final stated maturity. The total fair value and cost of our asset backed capital commitment securities as of September 30, 2008 was $37.1 million. These CDO securities were rated AAA/Aaa or AA/Aa by Standard & Poors and the equivalent at Moody’s rating services at the time of purchase and their ratings have not changed as of September 30, 2008. With regards to the asset backed capital commitment securities, Standard & Poors and Moody’s downgraded these securities in June 2008 from AA/Aa to A1/A3, respectively.
     Current market conditions do not allow us to estimate when the auctions for our auction rate securities will resume, if ever, or if a secondary market will develop for these securities. As a result, our auction-rate securities are classified as long-term investments.
     In addition to the above mentioned securities, we held one commercial paper security issued by a structured investment vehicle that defaulted in January 2008 and was placed into receivership. During the three and nine months ended September 30, 2008, we recognized a realized gain of $0.1 million and an other-than-temporary impairment loss of $1.6 million related to this commercial paper security. During the third quarter, we received $4.3 million from the trustee of the receivership related to this commercial paper security in exchange for our investment.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     As issuers and counterparties to our investments announce financial results in the coming quarters and given current market volatility and uncertainty, it is possible that we may record future additional other-than-temporary impairments as realized losses. We will continue to monitor our investments for substantive changes in relevant market conditions, substantive changes in the financial condition and performance of the investments’ issuers and other substantive changes in these investments that may impact their valuation and ultimately their estimated fair values. On November 5, 2008 certain auction rate securities, with a fair value of $55.3 million at September 30, 2008, were downgraded by Moody’s from an A3 rating to Ba1 rating. This downgrade is expected to result in an additional decline in the estimated fair values of the auction rate securities during the fourth quarter of 2008.
5. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Network and base station equipment	$346,083	$305,635
Customer premise equipment	106,015	89,120
Furniture, fixtures and equipment	61,261	55,548
Leasehold improvements	14,726	13,488
Construction in progress	321,369	233,120

	849,454	696,911
Less: accumulated depreciation and amortization	(199,115)	(124,582)

	$650,339	$572,329

     We follow the provisions of SFAS No. 34, Capitalization of Interest Cost, with respect to our owned FCC licenses and the related construction of our network infrastructure assets. Interest capitalized was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007
$6,109	$8,095	$17,463	$20,685
     Depreciation and amortization expense related to property, plant and equipment was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007
$27,202	$21,458	$80,888	$55,378
6. Spectrum Licenses, Goodwill, and Other Intangible Assets
     Purchased Spectrum Rights and Other Intangibles - Spectrum licenses, which are issued on both a site-specific and a wide-area basis, authorize wireless carriers to use radio frequency spectrum to provide service to certain geographical areas in the United States and internationally. These licenses are generally acquired by us as an asset purchase or through a business combination. In some cases, we acquire licenses directly from the governmental authority in the applicable country. They are considered indefinite-lived intangible assets, except for the licenses acquired in Poland, Spain, Germany and Romania, which are considered definite-lived intangible assets due to limited license renewal history in these countries.
     Consideration paid relating to purchased spectrum rights consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cash	$—	$17,444	$13,719	$212,105
Stock/Warrants	—	—	—	4,200

Total	$—	$17,444	$13,719	$216,305

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Amortization relating to spectrum licenses and other intangibles was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007
$1,322	$1,201	$4,463	$3,180
     Prepaid Spectrum License Fees - We also lease spectrum from third parties who hold the spectrum licenses. These leases are accounted for as executory contracts, which are treated like operating leases in accordance with SFAS No. 13, Accounting for leases (“SFAS No. 13”). Consideration paid to third-party holders of these leased licenses at the inception of a lease agreement is accounted for as prepaid spectrum license fees and is expensed over the term of the lease agreement, including expected renewal terms, as applicable.
     Consideration paid relating to prepaid spectrum license fees consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cash	$7,405	$18,449	$87,224	$189,584
Stock/Warrants	—	—	—	17,063

Total	$7,405	$18,449	$87,224	$206,647

     Amortization relating to prepaid spectrum license fees was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007
$8,578	$11,633	$29,695	$16,962
     During the quarter ended June 30, 2007, we acquired spectrum from BellSouth Corporation for an aggregate price of $300.0 million. During the quarter ended September 30, 2007, we finalized the allocation estimates and recorded $196.8 million as purchased spectrum rights and $103.2 million as leased spectrum.
7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Accounts payable	$49,499	$47,865
Accrued interest	8,426	11,643
Salaries and benefits	17,429	17,697
Business and income taxes payable	7,056	9,299
Other	17,298	15,945

	$99,708	$102,449

8. Income Taxes
     Management has reviewed the facts and circumstances, including the history of net operating losses and projected future tax losses, and determined that it is appropriate to record a valuation allowance against a substantial portion of our deferred tax assets. The remaining deferred tax asset will be reduced by schedulable reversing deferred tax liabilities. The net deferred tax liabilities are related to certain intangible assets, including certain spectrum assets, which are not amortized for book purposes.

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
     The following table sets forth information regarding our interest rate hedge contracts as of September 30, 2008 (in thousands):

Type of	Notional		Receive	Pay	Fair market
Hedge	Amount	Maturity Date	Index Rate	Fixed rate	Value
Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	($1,456)
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	($1,586)
     The fair value of the interest rate swaps are reported as an other long-term liability on our condensed consolidated balance sheet at September 30, 2008. Per the guidance of SFAS No. 157, we computed the fair value of the swaps using observed LIBOR rates and market interest rate swap curves which are deemed as Level 2 inputs in the fair value hierarchy. The effective portion of changes in the fair value of the swaps are initially reported in other comprehensive income and subsequently reclassified to earnings (“interest expense”) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded in the condensed consolidated statement of operations as part of other income or expense. We also monitor the risk of counterparty default on an ongoing basis.
     We designate all derivatives as cash flow hedges. No derivatives were designated as fair value hedges or undesignated. Additionally, we did not use derivatives for trading or speculative purposes. For the three and nine months ended September 30, 2008, we had no hedge ineffectiveness which required us to report other income or loss in the condensed consolidated statement of operations.
     As of September 30, 2008, the interest rate swaps had a fair value loss of $5.2 million, which is included in “Other Long-Term Liabilities” on our condensed consolidated balance sheet at September 30, 2008. The change in net unrealized gains/losses on cash flow hedges reported in accumulated other comprehensive income was a net $2.0 million loss and a net $2.7 million loss during the three and nine months ended September 30, 2008, respectively. Net settlements made to counterparties under interest rate hedge contracts was $1.4 million and $2.2 million during the three and nine months ended September 30, 2008.
     The change in net unrealized losses on cash flow hedges reflects reclassifications of $1.3 million and $2.5 million of net unrealized losses from accumulated other comprehensive income to interest expense during the three and nine months ended September 30, 2008, respectively. Amounts reported in accumulated other comprehensive income related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the 3-month LIBOR variable-rate financing. We expect that the effective portion of the change in the fair value of the swaps recorded in accumulated other comprehensive income at September 30, 2008, which will be reclassified as interest expense within the next 12 months, will be approximately $4.5 million.
     Merrill Lynch Capital Services, Inc (“Merrill Lynch”) is a counterparty to one of our interest rate swaps. On September 16, 2008, Bank of America announced that it was acquiring Merrill Lynch. The interest rate swap is in a liability position to Merrill Lynch as of September 30, 2008, therefore Clearwire does not currently have counterparty risk exposure to Merrill Lynch.
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
     In accordance with SFAS No. 157, it is our practice to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. We utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability and reliability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own assumptions about the assumptions that market participant would use in pricing the security. These internally derived values are compared with non-binding values received from brokers or other independent sources, as applicable.
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
     Where quoted prices for identical securities are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasuries and money market funds for which there are quoted prices in active markets. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
Debt Instruments
     We currently have one outstanding debt instrument, which is a $1.25 billion Credit Agreement. Interests in the Credit Agreement are actively exchanged by investors and we use the most recent price or indication of price where an investor is willing to purchase an interest in the Credit Agreement. This liability is classified in Level 1 of the valuation hierarchy. On July 19, 2008 our loan from Bell Canada (“Bell”), a private loan agreement which was classified as Level 2 in the valuation hierarchy, reached maturity and we paid the outstanding balance.
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at September 30, 2008 (in thousands):

			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$242,910	$242,910	$242,910	$—	$—
Short-term investments	124,959	124,959	124,959	—	—
Long-term investments	55,278	55,278	—	—	55,278

Financial liabilities:
Interest rate swaps	$3,042	$3,042	$—	$3,042	$—
Debt	1,237,500	1,138,538	1,138,538	—	—
     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
Balance at January 1, 2008	$96,132
Total losses included in:
Net loss	(4,849)
Other comprehensive loss	(4,272)
Other	18

Balance at March 31, 2008	$87,029
Total losses included in:
Net loss	(27,918)
Other comprehensive income	11,562
Transfer to level 2	(4,100)
Purchases, sales, issuances and settlements, net	(1,807)

Balance at June 30, 2008	$64,766
Total losses included in:
Net loss	(9,488)

Balance at September 30, 2008	$55,278

11. Commitments and Contingencies
     Our commitments for non-cancelable operating leases consist mainly of leased spectrum license fees, office space, equipment and certain of our network equipment situated on leased sites, including land, towers and rooftop locations. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Spectrum lease

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
agreements have terms of up to 30 years. Tower leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling 20 to 25 years.
     In connection with various spectrum lease agreements we have commitments to provide Clearwire services to the lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures by the lessors over the term of the lease. These services to lessors for the reimbursement of capital equipment and third party service expenditures are accumulated and expensed evenly over the term of the lease, including expected renewable terms, as applicable. During the three and nine months ended September 30, 2008, we satisfied with cash payments of $1.4 million and $3.9 million, respectively, related to these commitments. The maximum remaining commitment at September 30, 2008 is $98.4 million and is expected to be incurred over the term of the related lease agreements, which range from 15-30 years.
     As of September 30, 2008, we have signed agreements of approximately $31.3 million to acquire new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.
     Motorola Agreements — In August 2006, simultaneously with the sale of NextNet to Motorola, Clearwire and Motorola entered into commercial agreements pursuant to which we agreed to purchase certain infrastructure and supply inventory from Motorola. Under these agreements, we were committed to purchase no less than a total $150.0 million of network infrastructure equipment, modems, PC Cards and other products from Motorola on or before August 29, 2008, subject to Motorola continuing to satisfy certain performance requirements and other conditions. We are also committed to purchase certain types of network infrastructure products, modems and PC Cards exclusively from Motorola for a period of five years, which began August 29, 2006, and thereafter 51% until the term of the agreement is completed on August 29, 2014, as long as certain conditions are satisfied. For the three months ended September 30, 2008 and 2007, total purchases from Motorola under these agreements were $13.0 million and $30.4 million, respectively. For the nine months ended September 30, 2008 and 2007, total purchases from Motorola under these agreements were $34.7 million and $64.1 million, respectively. For the period from the effective date of the agreement through September 30, 2008, total purchases from Motorola under these agreements were $133.0 million. The remaining commitment was $17.0 million at September 30, 2008. We believe that satisfaction of any remaining commitment after August 29, 2008, which was approximately $22.0 million, will not result in a material adverse impact to Clearwire and we believe we will be able to apply subsequent purchases to our remaining commitment as of August 29, 2008.
     In the normal course of business, we are party to various pending judicial and administrative proceedings. While the outcome of the pending proceedings cannot be predicted with certainty, we believe that any unrecorded liability that may result will not have a material adverse impact on our financial condition or results of operations.
12. Share-Based Payments
     On January 19, 2007, our Board of Directors adopted the 2007 Stock Compensation Plan (the “2007 Plan”), which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to our employees, directors and consultants. The 2007 Plan was adopted by our stockholders on February 16, 2007. There are 15,000,000 shares of Class A common stock authorized under the 2007 Plan. Options granted under the 2007 Plan generally vest ratably over four years and expire no later than ten years after the date of grant. In February 2008, the expiration date of further options grants was changed from ten to seven years. As a result, all options granted after January 2008 will expire no later than seven years from the date of grant. Shares to be awarded under the 2007 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired and held as treasury shares, or a combination thereof. At September 30, 2008 there were 2,004,412 shares available for grant under the 2007 Stock Option Plan.
     Prior to the 2007 Plan, we had the following share-based arrangements: The Clearwire Corporation 2003 Stock Option Plan (the “2003 Stock Option Plan”) and The Clearwire Corporation Stock Appreciation Rights Plan (the “SAR Plan”). Since the adoption of the 2007 Plan, no additional stock options will be granted under our 2003 Stock Option Plan.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Compensation cost recognized related to our share-based awards was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of service	$59	$21	$156	$53
Selling, general and administrative	9,936	10,378	33,583	28,547

Total	$9,995	$10,399	$33,739	$28,600

     Stock Options
     During the three and nine months ended September 30, 2008, we granted 1,498,900 and 5,219,750 options, respectively, at a weighted average exercise price of $10.98 and $14.93, respectively. During the three and nine months ended September 30, 2007, we granted 2,942,950 and 6,456,662 options, respectively, at a weighted average exercise price of $23.59 and $24.29, respectively. The fair value of each option granted during the three and nine months ended September 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model.
     As of September 30, 2008, a total of 19,333,315 options were outstanding at a weighted average exercise price of $14.37. We recognized $8.1 million and $9.2 million in stock-based compensation related to stock options in the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, we recognized $27.9 million and $26.7 million in stock-based compensation related to stock options, respectively. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at September 30, 2008 was $72.9 million and is expected to be recognized over a weighted average period of approximately two years.
     The following variables were used in the Black-Scholes calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected volatility	57.02%	58.28%	57.02%-61.05%	57.07% - 64.68%
Expected dividend yield	—	—	—	—
Expected life (in years)	4.75	6.25	4.75-6.25	6.25
Risk-free interest rate	3.10%	4.80%	2.50%-3.58%	4.46% - 5.00%
Weighted average fair	$5.49	$13.91	$7.62	$15.06
value per option at grant date
     We grant stock options to employees of entities under common control to purchase shares of our Class A common stock. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation Under APB No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and SFAS No. 123(R), the fair value of such options is recorded as a dividend. We did not grant any stock options to employees of entities under common control in the three and nine months ended September 30, 2008. In the three and nine months ended September 30, 2007, we recorded dividends related to such stock option grants of $401,000 and $1.5 million, respectively.
13. Net Loss Per Share
     Basic and diluted loss per share has been calculated in accordance with SFAS No. 128, Earnings Per Share, for the three and nine months ended September 30, 2008 and 2007. As we had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     The computations of diluted loss per share did not include the effects of the following options, shares of non-vested restricted stock, restricted stock units and warrants, as the inclusion of these securities would have been anti-dilutive (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options	18,362	14,395	18,263	13,535
Nonvested restricted stock	25	75	35	77
Restricted Stock Units	1,042	73	787	25
Warrants	17,806	18,154	17,806	18,151

	37,235	32,697	36,891	31,788

14. Comprehensive Loss
     Comprehensive loss consists of two components, net loss and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under U.S. GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. Our other comprehensive income is comprised of foreign currency translation adjustments from our subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale and unrealized gains and losses related to our cash flow hedges.
     The following table sets forth the components of comprehensive loss (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net loss	$(166,575)	$(328,637)	$(542,018)	$(539,357)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	241	(26,510)	(25,190)	(26,651)
Reclassification adjustment for other-than-temporary impairment loss on investments	—	14,208	32,767	14,208

Net unrealized gain (loss) on available-for-sale investments	241	(12,302)	7,577	(12,443)

Derivatives designated as cash flow hedges	(3,362)	—	(5,241)	—
Reclassification adjustment to expense	1,303	—	2,511	—

Net unrealized gain (loss) on derivative instruments	(2,059)	—	(2,730)	—

Foreign currency translation adjustment	(15,526)	6,301	(2,967)	9,895

Total other comprehensive income (loss)	(17,344)	(6,001)	1,880	(2,548)

Total comprehensive loss	$(183,919)	$(334,638)	$(540,138)	$(541,905)

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     We report business segment information as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States
Revenues	$51,560	$33,425	$141,945	$85,599

Cost of goods and services (exclusive of items shown separately below)	40,417	26,401	112,338	61,006
Operating expenses	103,904	107,713	327,926	265,341
Depreciation and amortization	22,352	18,114	66,565	47,444

Total operating expenses	166,673	152,228	506,829	373,791

Operating loss	(115,113)	(118,803)	(364,884)	(288,192)

International
Revenues	9,279	7,872	28,985	20,457

Cost of goods and services (exclusive of items shown separately below)	3,982	2,867	12,428	8,310
Operating expenses	18,064	24,183	63,381	51,875
Depreciation and amortization	6,252	4,545	19,025	11,114

Total operating expenses	28,298	31,595	94,834	71,299

Operating loss	(19,019)	(23,723)	(65,849)	(50,842)

Total operating loss	(134,132)	(142,526)	(430,733)	(339,034)

Other expense, net	(31,645)	(184,873)	(106,937)	(195,516)
Income tax provision	(1,781)	(1,198)	(5,365)	(3,927)
Minority interest in net loss of consolidated subsidiaries	1,061	994	3,406	2,961
Losses from equity investees	(78)	(1,034)	(2,389)	(3,841)

Net loss	$(166,575)	$(328,637)	$(542,018)	$(539,357)

Capital expenditures
United States	$60,819	$104,552	$166,089	$251,074
International	2,158	10,042	12,278	28,124

	$62,977	$114,594	$178,367	$279,198

	September 30,	December 31,
	2008	2007
Total assets
United States	$2,000,562	$2,444,341
International	213,482	241,628

	$2,214,044	$2,685,969

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
16. Related Party Transactions
     We have strategic and commercial relationships with third-parties that have had a significant impact on our business, operations and financial results. These relationships have been with Eagle River Holdings, LLC (“ERH”), Motorola, Intel Corporation (“Intel”), Hispanic Information and Telecommunications Network, Inc. (“HITN”), ITFS Spectrum Advisors, LLC (“ISA”), ITFS Spectrum Consultants LLC (“ISC”), Bell and MVS Net S.A. de C.V. (“MVS Net”) all of which are or have been related parties. The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	September 30,	December 31,
	2008	2007
Prepaids	$31	$14
Notes receivable, short-term	—	2,134
Notes receivable, long-term	4,862	4,700
Accounts payable and accrued expenses	22,347	4,523

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of service	$1,263	$815	$3,137	$2,205
     Amounts outstanding at the end of the quarter are unsecured and will be settled in cash.
     Relationships among Certain Stockholders, Directors, and Officers of Clearwire — As of September 30, 2008, ERH is the holder of approximately 65% of our outstanding Class B common stock and approximately 13% of our outstanding Class A common stock. Eagle River Inc. (“ERI”) is the manager of ERH. Each entity is controlled by Craig McCaw. Mr. McCaw and his affiliates have significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. Its likely Mr. Mc Caw and his affiliates will continue to make additional investments in telecommunications businesses.
     As of September 30, 2008 and December 31, 2007 ERH held warrants entitling it to purchase 613,333 shares of our Class A common stock. The exercise price of the warrant is $15.00 per share.
     For the three and nine months ended September 30, 2007, ERH earned interest relating to our senior secured notes, retired in August 2007, in the amount of $316,000 and $1.6 million, respectively. ERH received payments in the amount of $1.3 and $2.5 million for accrued interest during the three and nine months ended September 30, 2007, respectively.
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
     During the three and nine months ended September 30, 2007 we paid ERI fees of $0 and $67,000, respectively, under the Advisory Services Agreement. In addition, we paid ERI expense reimbursements of $142,000 and $257,000 during the three and nine months ended September 30, 2007, respectively.
     Pursuant to the origination of the Advisory Services Agreement in 2003, we issued to ERH warrants to purchase 375,000 shares of our Class A common stock at an exercise price of $3.00 per share, which may be exercised any time within 10 years of the issuance of the warrants. As of September 30, 2008, the remaining life of the warrants was 5.1 years.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Nextel Undertaking — Clearwire and Mr. McCaw entered into an agreement and undertaking in November 2003, pursuant to which we agreed to comply with the terms of a separate agreement between Mr. McCaw and Nextel Communications, Inc. (“Nextel”), so long as we were a “controlled affiliate” of Mr. McCaw as defined therein, certain terms of which were effective until October 2006. Under the agreement with Mr. McCaw, Nextel had the right to swap certain channels of owned or leased Broadband Radio Service (“BRS”) or Educational Broadband Service (“EBS”) spectrum with entities controlled by Mr. McCaw, including Clearwire. While the agreement was still effective, Nextel notified us of its request to swap certain channels, which is currently pending. There were no payments made to Nextel under this agreement through September 30, 2008.
     Intel Collaboration Agreement — On June 28, 2006, we entered into a collaboration agreement with Intel, to develop, deploy and market a co-branded mobile WiMAX service offering in the United States, that will target users of certain WiMAX enabled notebook computers, ultramobile PCs, and other mobile computing devices containing Intel microprocessors.
     Clearwire and Intel have agreed to share the revenues received from subscribers using Intel mobile computing devices on our domestic mobile WiMAX network. Intel will also receive a one time fixed payment for each new Intel mobile computing device activated on our domestic mobile WiMAX network once we have successfully achieved substantial mobile WiMAX network coverage across the United States. Through September 30, 2008, we have not been required to make any payments to Intel under this agreement. This Agreement is scheduled to be terminated upon the closing of our pending strategic transaction with Sprint.
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
     Subsequent to the MSA, we entered into a related agreement with ISC. The founder and president of HITN is an owner of ISC, which is also an affiliate of HITN. The agreement provided for payment to ISC in the form of warrants to purchase additional shares of Class A common stock in exchange for ISC providing opportunities for us to purchase or lease additional spectrum. The agreement specifies a maximum consideration available under the agreement, and as of December 31, 2007 the maximum consideration under this agreement was reached.
     Agreements with Bell Canada — In March 2005, Bell, a Canadian telecommunications company which is a subsidiary of BCE Inc. (“BCE”), purchased 8,333,333 shares of our Class A common stock for $100.0 million. At the time of the investment, Bell and BCE Nexxia, an affiliate of Bell, entered into a Master Supply Agreement (“Master Supply Agreement”) dated March 16, 2005 with Clearwire. Under the Master Supply Agreement, Bell and BCE Nexxia provide or arrange for the provision of hardware, software, procurement services, management services and other components necessary for us to provide Voice over Internet Protocol (“VoIP”) services to their subscribers in the United States and provide day-to-day management and operation of the components and services necessary for us to provide these VoIP services. We agreed to pay to Bell or BCE Nexxia a flat fee for each new subscriber of our VoIP telephony service. We have agreed to use Bell and BCE Nexxia exclusively to provide such service unless such

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
agreement violates the rights of third parties under its existing agreements. Total fees paid for new subscribers under the Master Supply Agreement were $89,000 and $0 during the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, total fees paid for new subscribers under the Master Supply Agreement were $292,000 and $53,200, respectively. Amounts paid for supplies, equipment and other services through Bell or BCE were $718,000 and $1.2 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, amounts paid for supplies, equipment and other services through Bell or BCE were $3.8 million and $5.4 million, respectively. The Master Supply Agreement can be terminated for convenience on twelve months notice by either party at any time beginning on or after October 1, 2007. On October 29, 2007, we delivered a notice of termination of the Master Supply Agreement to BCE Nexxia which became effective on October 29, 2008.
     As required under the Master Supply Agreement with Bell and BCE Nexxia and in order to assist funding capital expenses and start-up costs associated with the deployment of VoIP services, BCE agreed to make available to us financing in the amount of $10.0 million. On July 19, 2008, the $10.0 million financing was paid in full. Interest expense recognized for this loan for the three months ended September 30, 2008 and 2007 was $42,000 and $191,000, respectively. Interest expense recognized for the nine months ended September 30, 2008 and 2007 was $437,000 and $558,000, respectively.
     Davis Wright Tremaine LLP— The law firm of Davis Wright Tremaine LLP serves as our primary outside counsel, and handles a variety of corporate, transactional, tax and litigation matters. Mr. Wolff, our Chief Executive officer, is married to a partner at Davis Wright Tremaine. As a partner, Mr. Wolff’s spouse is entitled to share in a portion of the firm’s total profits, although she has not received any compensation directly from us. For the three months ended September 30, 2008 and 2007 we paid $1.9 million and $1.7 million, respectively, to Davis Wright Tremaine for legal services. For the nine months ended September 30, 2008 and 2007 we paid $4.5 million and $4.0 million, respectively, to Davis Wright Tremaine for legal services.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2008 and 2007 and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, including statement relating to the current Clearwire Corporation as a standalone entity that do not consider the impact of the pending combination with Sprint Nextel Corporation’s WiMAX business and the pending investment by strategic investors. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report on Form 10-Q, particularly in the section entitled “Risk Factors.”
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
     Pending Strategic Transaction
     On May 7, 2008, we entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) with Sprint Nextel Corporation (“Sprint”) to form New Clearwire Corporation, a Delaware corporation (“NewCo Corporation”). Under the Transaction Agreement, we will merge with and into a wholly owned subsidiary of Clearwire Communications LLC, a newly formed LLC (“NewCo LLC”) that will consolidate into NewCo Corporation. Sprint will contribute its spectrum and certain other assets associated with its WiMAX operations (the “Sprint Assets”), preliminarily valued at approximately $7.4 billion based on the target price of $20 per share, into a separate wholly owned subsidiary of NewCo LLC. Following the merger and contribution of the Sprint Assets, Intel Corporation, (“Intel”), Google Inc., (“Google”), Comcast Corporation, (“Comcast”), Time Warner Cable Inc., (“Time Warner Cable”), and Bright House Networks, LLC, (“Bright House”) will invest a total of $3.2 billion into NewCo Corporation or NewCo LLC, as applicable. We refer to Intel, Google, Comcast, Time Warner Cable and Bright House as the “Investors.”
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
     Consummation of the transactions (the “Transactions”) contemplated by the Transaction Agreement is subject to various conditions, including the approval and adoption of the Transaction Agreement by our stockholders, the maintenance by us and Sprint of a minimum number of MHz-POPs coverage from their combined spectrum holdings, the receipt of the consent of the Federal Communications Commission to certain of the Transactions (which was received on November 4, 2008), the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which expired on July 11, 2008), the consent of the lenders under our senior term loan facility to the Transactions or the refinancing of the senior term

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
loan facility to the Transactions or the refinancing of the senior term loan facility and other customary closing conditions. We currently expect the Transactions to close in the fourth quarter of 2008.
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
     Our pre-WiMax network, utilized in the markets in which we offered our services as of September 30, 2008, relies on network infrastructure equipment that is based on non-line-of-sight, or NLOS, Orthogonal Frequency Division Multiplexing, or OFDM, Expedience technologies acquired from Motorola. We intend to deploy a network based on the mobile WiMax standard in our new markets. In addition, we expect manufacturers to offer a number of handheld communications and consumer electronic devices that will be enabled to communicate using our mobile WiMax network.
     We launched our first broadband market in August 2004 and have grown rapidly in terms of the number of markets served, number of people covered by our network, and number of total subscribers. As of September 30, 2008 we offered our service for sale to an estimated 13.9 million people, or POPs, in the United States and to nearly 3.0 million POPs internationally in Ghent and Brussels, Belgium; Dublin, Ireland; and Seville, Spain.
     We ended the quarter with approximately 469,000 total subscribers worldwide, representing an increase of approximately 35% over our September 30, 2007 total subscribers of approximately 348,000 subscribers.
     As of September 30, 2008, we had approximately 419,000 customers in the United States, representing an increase of 107,000, or approximately 34%, from the approximately 312,000 U.S. subscribers we had as of September 30, 2007. Internationally, we ended the quarter with approximately 50,000 customers, representing a 14,000 increase, or approximately 39% increase from the approximately 36,000 international subscribers we had as of September 30, 2007.
     We are investing to expand the coverage of our wireless broadband network. As we invest in building networks, our efforts also include offering premium services and applications in order to make our service more attractive, such as VoIP telephony and our recently introduced PC card. This expansion will require significant capital expenditures as well as increased sales and marketing expenses, and will likely be accompanied by significant operating losses over the next five years or more as we expand the area covered by our network and invest to build our brand and develop subscriber loyalty.
     We believe that we have the second largest spectrum position in the 2.5 GHz (2496-2690 MHz) band in the United States with a spectrum portfolio that as of September 30, 2008 includes approximately 15.8 billion MHz-POPs, which is an industry metric that represents the amount of spectrum in a given area, measured in Megahertz, multiplied by the estimated population of that area. In Europe, as of September 30, 2008, we held approximately 8.7 billion MHz-POPs of spectrum, predominantly in the 3.5 GHz band, in Belgium, Germany, Ireland, Poland, Romania and Spain. We plan to continue acquiring spectrum in markets that we believe are attractive for our service offerings. If demand increases for spectrum rights, our cost to acquire spectrum will increase.
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
     As a result of our current plans and strategy we expect to require significant additional capital, which we intend to raise through the Transactions, subsequent equity offerings, by increasing our debt, or a combination of the foregoing. As a consequence of the current turbulent financial markets, we cannot offer assurances that the necessary capital to achieve our current plan would be available on attractive terms or at all. If the Transactions do not close or close later than expected or we fail to obtain additional financing, we believe we would have to materially revise our current plans and strategy. These revisions to our plans and strategy may include, among other things, material changes in the extent and timing of our network deployment, the number of our employees, the introduction of new features or services, our investments in capital and network infrastructure, acquisitions of spectrum or any combination of the foregoing. As of September 30, 2008, our total assets were $2.2 billion and our stockholders’ equity was $619.7 million, which compares to total assets of $2.7 billion and stockholders’ equity of $1.2 billion at December 31, 2007. Our unrestricted cash and cash equivalents and unrestricted short-term and long-term investments were $423.1 million and $1.0 billion at September 30, 2008 and December 31, 2007, respectively.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     As we have concentrated our financial and management resources on expanding the geographic footprint of our network and the availability of our services, we have incurred net losses of $166.6 million and $328.6 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007 we incurred net losses of $542.0 million and $539.4 million, respectively.
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
     Our accounting policies require management to make complex and subjective judgments. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These changes in estimates could have a material impact on our financial statements, the presentation of our financial condition, changes in financial condition or results of operations.
     Other than a change in accounting for fair value upon the adoption of SFAS No. 157, fair value measurements, and accounting for derivative transactions described below, there have been no other significant changes in our critical accounting estimates during the nine months ended September 30, 2008 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     In accordance with SFAS No. 157 and our policy, it is our practice to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
market prices to measure fair value. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. In estimating fair values, we utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability and reliability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own judgment about the assumptions that market participant would use in pricing the security. These internally derived values are compared with non-binding values received from brokers or other independent sources.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Results of Operations for the Three Months Ended September 30, 2008 and 2007
     The following table sets forth certain operating data for the periods presented (in thousands).

	Three Months Ended
	September 30,		Percentage
	2008	2007	Change
REVENUES	$60,839	$41,297	47.3%
OPERATING EXPENSES:
Cost of goods and services (exclusive of a portion of depreciation and amortization shown below)	44,399	29,268	51.7%
Selling, general and administrative expense	84,305	103,424	(18.5%)
Transaction related expenses	4,932	—	N/M
Research and development	537	194	176.8%
Depreciation and amortization	28,604	22,659	26.2%
Spectrum lease expense	32,194	28,278	13.8%

Total operating expenses	194,971	183,823	6.1%

OPERATING LOSS	(134,132)	(142,526)	(5.9%)
OTHER INCOME (EXPENSE):
Interest income	3,468	16,596	(79.1%)
Interest expense	(24,726)	(28,813)	(14.2%)
Foreign currency gains (losses), net	(517)	292	(277.1%)
Loss on extinguishment of debt	—	(159,193)	N/M
Other-than-temporary impairment loss and realized loss on investments, net	(9,353)	(14,208)	(34.2%)
Other expense, net	(517)	453	(214.1%)

Total other expense, net	(31,645)	(184,873)	(82.9%)

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(165,777)	(327,399)	(49.4%)
Income tax provision	(1,781)	(1,198)	48.7%

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(167,558)	(328,597)	(49.0%)
Minority interest in net loss of consolidated subsidiaries	1,061	994	6.7%
Losses from equity investees	(78)	(1,034)	(92.5%)

NET LOSS	$(166,575)	$(328,637)	(49.3%)

     Revenue. Service revenue is primarily generated from subscription and modem lease fees for our wireless broadband service. Revenue from activation fees and fees for other services such as email, VoIP, and web hosting services are also included in service revenue.

	Three Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Revenue	$60,839	$41,297	$19,542	47.3%
     Revenue in the U.S. represented 84.7% and international represented 15.3% of total revenue for the three months ended September 30, 2008 compared to 80.9% and 19.1% for the three months ended September 30, 2007, respectively. This increase in U.S. revenue as a percent of total revenue is due primarily to a greater number of markets launched domestically as compared to international. As of September 30, 2008, we operated in 46 U.S. markets and four international markets covering a geographic area containing approximately 16.9 million people. This is compared to 44 U.S. and four international markets covering approximately 14.8 million people as of September 30, 2007. Total subscribers in all markets grew to approximately 469,000 as of September 30, 2008 from approximately 348,000 as of September 30, 2007. The growth in subscribers and the increase in services available to customers were the primary reasons for the increase in revenue when comparing the quarter ended September 30, 2008 to the quarter ended September 30, 2007.

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

	Three Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Cost of goods and services	$44,399	$29,268	$15,131	51.7%
As a percent of revenue	73.0%	70.9%
     The increase in cost of goods and services was primarily due to an increase in the number of towers, increases in direct internet access and related back haul costs, as we launched more markets and incurred additional expenses as we prepared for future WiMAX builds from September 30, 2007 to September 30, 2008.
     Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense primarily includes salaries and benefits, sales commissions, travel expenses and related facilities costs for the following personnel: sales, marketing, network deployment, executive, finance and accounting, information technology, customer care, human resource and legal. Network deployment expenses included in SG&A represent non-capitalizable costs on network builds in markets prior to launch, rather than costs related to our markets after launch which is included in Cost of goods and services. It also includes costs associated with advertising, trade shows, public relations, promotions and other market development programs and third-party professional service fees.

	Three Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Selling, general and administrative expense	$84,305	$103,424	$(19,119)	(18.5%)
As a percent of revenue	138.6%	250.4%
     The decrease in SG&A was due primarily to reductions in employee compensation and related costs of $8.3 million, marketing costs of $8.0 million and professional fees of $7.1 million. The decrease in employee compensation and related costs, which includes facilities costs, resulted from lower employee headcount of approximately 1,580 employees at September 30, 2008 compared to approximately 1,900 employees at September 30, 2007. These decreases were partially offset by an increase in other miscellaneous expenses of $4.3 million.
     Transaction related expense.

	Three Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Transaction related expenses	$4,932	$—	$4,932	N/M
     The increase in transaction related expenses is attributable to deal costs being expensed that relate to the Transaction Agreement we entered into with Sprint and the Investors on May 7, 2008.
     Depreciation and amortization.

	Three Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Depreciation and amortization	$28,604	$22,659	$5,945	26.2%
     The increase was primarily due to the additional depreciation expense associated with our continued network build-out and the depreciation of Customer Premise Equipment (“CPE”) related to associated subscriber growth. The majority of the increase in Depreciation and amortization expenses relate to the construction of our pre-WiMAX network, purchases of base station equipment, and CPE equipment.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Spectrum lease expense.

	Three Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Spectrum lease expense	$32,194	$28,278	$3,916	13.8%
     Total spectrum lease expense increased as a direct result of a significant increase in the number of spectrum leases held by us as well as an increase in the cost of new spectrum leases. With the significant number of spectrum leases and the increasing cost of these leases, we expect our spectrum lease expense to increase. During the third quarter of 2008, we renegotiated several spectrum lease agreements acquired from BellSouth Corporation in May 2007. As we renegotiate these leases they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
     Interest income.

	Three Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Interest income	$3,468	$16,596	$(13,128)	(79.1%)
     The decrease was primarily due to the reduction in interest rates earned on investments, as well as lower principal balances of short-term and long-term investments held during the third quarter of 2008 compared to 2007.
     Interest expense.

	Three Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Interest expense	$(24,726)	$(28,813)	$4,087	(14.2%)
     The decrease in interest expense was primarily due to an overall reduction in the interest rate applied to the debt and a decrease in the amortization of deferred financing costs related to our $1.25 billion credit agreement of $1.6 million for the three months ended September 30, 2008, compared to $2.0 million for the three months ended September 30, 2007. These amounts were partially offset by interest expense reclassified from accumulated other comprehensive income related to our hedge activities of $1.3 million for the three months ended September 30, 2008. We did not have any interest expense related to hedging activities for the three months ended September 30, 2007.
     Loss on extinguishment of debt.

	Three Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Loss on extinguishment of debt	$—	$(159,193)	$159,193	N/M
     In connection with the repayment of the $125.0 million term loan and the retirement of the $620.7 million senior secured notes due 2010, we recorded in 2007 a $159.2 million loss on extinguishment of debt, which was primarily due to the write-off of the unamortized portion of the proceeds allocated to the warrants originally issued in connection with the senior secured notes and the related deferred financing costs.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Other-than-temporary impairment loss on investments.

	Three Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Other-than-temporary impairment loss and realized loss on investments, net	$(9,353)	$(14,208)	$4,855	(34.2%)
     The decrease in the other-than-temporary impairment loss and realized loss on investment securities is due to a reduction in the decline in value of investment securities for the third quarter of 2008, which we determined to be other than temporary. At September 30, 2008, we held available-for-sale short-term and long-term investments with a fair value of $180.2 million and cost of $179.9 million. During the three months ended September 30, 2008, we incurred other-than-temporary impairment losses of $9.5 million related to a decline in the estimated fair values of our investment securities. Included in our investments were auction rate securities with a fair value and cost of $55.3 million as of September 30, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Results of Operations for the Nine Months Ended September 30, 2008 and 2007
          The following table sets forth certain operating data for the periods presented (in thousands).

	Nine Months Ended
	September 30,		Percentage
	2008	2007	Change
REVENUES	$170,930	$106,056	61.2%
OPERATING EXPENSES:
Cost of goods and services (exclusive of a portion of depreciation and amortization shown below)	124,766	69,316	80.0%
Selling, general and administrative expense	278,183	259,456	7.2%
Transaction related expenses	15,156	—	N/M
Research and development	1,567	1,217	28.8%
Depreciation and amortization	85,590	58,558	46.2%
Spectrum lease expense	96,401	56,543	70.5%

Total operating expenses	601,663	445,090	35.2%

OPERATING LOSS	(430,733)	(339,034)	27.0%

OTHER INCOME (EXPENSE):
Interest income	15,766	52,006	(69.7%)
Interest expense	(79,031)	(76,542)	3.3%
Foreign currency gains (losses), net	174	224	(22.3%)
Loss on extinguishment of debt	—	(159,193)	N/M

Other-than-temporary impairment loss and realized loss on investments, net	(42,120)	(14,208)	196.5%
Other (expense) income, net	(1,726)	2,197	(178.6%)

Total other expense, net	(106,937)	(195,516)	(45.3%)

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(537,670)	(534,550)	0.6%
Income tax provision	(5,365)	(3,927)	36.6%

LOSS BEFORE MINORITY INTEREST AND LOSSES FROM EQUITY INVESTEES	(543,035)	(538,477)	0.8%
Minority interest in net loss of consolidated subsidiaries	3,406	2,961	15.0%
Losses from equity investees	(2,389)	(3,841)	(37.8%)

NET LOSS	$(542,018)	$(539,357)	0.5%

     Revenue. Service revenue is primarily generated from subscription and modem lease fees for our wireless broadband service. Revenue from activation fees and fees for other services such as email, VoIP, and web hosting services are also included in service revenue.

	Nine Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Revenue	$170,930	$106,056	$64,874	61.2%
     Revenue in the U.S. represented 83.0% and international represented 17.0% of total revenue for the nine months ended September 30, 2008 compared to 80.7% and 19.3% for the nine months ended September 30, 2007, respectively. This increase in U.S. revenue as a percent of total revenue is due primarily to a greater number of markets launched domestically as compared to international. The increase in revenue is due primarily to an increase in our subscriber base. As of September 30, 2008, we operated in 46 U.S. markets and four international markets covering a geographic area containing approximately 16.9 million people. This is compared to 44 U.S. and four international markets covering approximately 14.8 million people as of September 30, 2007. Total subscribers in all markets grew to approximately 469,000 as of September 30, 2008 from approximately 348,000 as of September 30, 2007. The growth in subscribers and the increase in services available to customers were the primary reasons for the increase in revenue when comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

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

	Nine Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Cost of goods and services	$124,766	$69,316	$55,450	80.0%
As a percent of revenue	73.0%	65.4%
     The increase in cost of goods and services was primarily due to an increase in the number of towers, increases in direct internet access and related back haul costs, as we incurred additional expenses as we prepared for future WiMAX builds from September 30, 2007 to September 30, 2008.
     Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense primarily includes salaries and benefits, sales commissions, travel expenses and related facilities costs for the following personnel: sales, marketing, network deployment, executive, finance and accounting, information technology, customer care, human resource and legal. Network deployment expenses included in SG&A represent non-capitalizable costs on network builds in markets prior to launch, rather than costs related to our markets after launch which is included in Cost of goods and services. It also includes costs associated with advertising, trade shows, public relations, promotions and other market development programs and third-party professional service fees.

	Nine Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Selling, general and administrative expense	$278,183	$259,456	$18,727	7.2%
As a percent of revenue	162.7%	244.6%
     The increase in SG&A was due primarily to increases in employee compensation and related costs of $18.5 million and other miscellaneous expenses of $12.7 million. The increase in employee compensation and related costs, which includes facilities costs, resulted from higher employee headcount throughout 2008 when compared to 2007. These employees were hired to support the overall growth of our business. These increases were partially offset by decreases in marketing costs of $9.1 million and professional fees of $3.4 million.
     Transaction related expense.

	Nine Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Transaction related expenses	$15,156	$—	$15,156	N/M
     The increase in transaction related expenses is attributable to deal costs being expensed that relate to the Transaction Agreement we entered into with Sprint and the Investors on May 7, 2008.
     Depreciation and amortization.

	Nine Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Depreciation and amortization	$85,590	$58,558	$27,032	46.2%
     The increase was primarily due to the additional depreciation expense associated with our continued network build-out and the depreciation of Customer Premise Equipment (“CPE”) related to associated subscriber growth. The

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
majority of the increase in Depreciation and amortization expenses relate to the construction of our pre-WiMAX network, purchases of base station equipment, and CPE equipment.
     Spectrum lease expense.

	Nine Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Spectrum lease expense	$96,401	$56,543	$39,858	70.5%
     Total spectrum lease expense increased as a direct result of a significant increase in the number of spectrum leases held by us as well as an increase in the cost of new spectrum leases. With the significant number of spectrum leases and the increasing cost of these leases, we expect our spectrum lease expense to increase. During the third quarter of 2008, we renegotiated several spectrum lease agreements acquired from BellSouth Corporation in May 2007. As we renegotiate these leases they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
     Interest income.

	Nine Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Interest income	$15,766	$52,006	$(36,240)	(69.7%)
     The decrease was primarily due to the reduction in interest rates earned on investments, as well as lower balances of short-term and long-term investments held during the first nine months of 2008 compared to 2007.
     Interest expense.

	Nine Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Interest expense	$(79,031)	$(76,542)	$(2,489)	3.3%
     The increase in interest expense was primarily due to interest expense reclassified from accumulated other comprehensive income related to our hedge activities for the nine months ended September 30, 2008 of $2.5 million. We did not have any interest expense related to hedging activities for the nine months ended September 30, 2007.
     Loss on extinguishment of debt.

	Nine Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Loss on extinguishment of debt	$—	$(159,193)	$159,193	N/M
     In connection with the repayment of the $125.0 million term loan and the retirement of the $620.7 million senior secured notes due 2010, we recorded in 2007 a $159.2 million loss on extinguishment of debt, which was primarily due to the write-off of the unamortized portion of the proceeds allocated to the warrants originally issued in connection with the senior secured notes and the related deferred financing costs.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Other-than-temporary impairment loss on investments.

	Nine Months Ended
	September 30,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Other-than-temporary impairment loss and realized loss on investments, net	$(42,120)	$(14,208)	$(27,912)	196.5%
     The increase in the other-than-temporary impairment loss and realized loss on investment securities is due to an increase in the decline in value of investment securities for the nine months ended September 30, 2008, which we determined to be other than temporary. At September 30, 2008, we held available-for-sale short-term and long-term investments with a fair value of $180.2 million and cost of $179.9 million. During the nine months ended September 30, 2008, we incurred other-than-temporary impairment losses of $42.3 million related to a decline in the estimated fair values of our investment securities. Included in our investments were auction rate securities with a fair value and cost of $55.3 million as of September 30, 2008.
Cash Flow Analysis
     The following table presents a summary of our cash flows and beginning and ending cash balances (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash used in operating activities	$(370,578)	$(398,488)
Cash used in investing activities	(245,200)	(87,528)
Cash provided by (used in) financing activities	(18,208)	762,965
Effect of foreign currency exchange rates on cash and cash equivalents	144	(696)

Total cash flows	$(633,842)	$276,253

     Operating Activities
     Net cash used in operating activities was $370.6 million for the nine months ended September 30, 2008. The cash used in operations is due primarily to payments for operating expenses, as we continue to expand and operate our business, and interest payments to service debt. This is partially offset by $171.2 in cash received from customers and an increase in our subscriber base as we continued to increase subscribers in our existing markets.
     Net cash used in operating activities was $398.5 million for the nine months ended September 30, 2007. The cash used in operations is due primarily to payments for operating expenses, as we continued to expand and operate our business, and interest payments to service debt. This is partially offset by $108.5 in cash received from customers and an increase in our subscriber base as we continued to increase subscribers in our existing markets.
     Investing Activities
     During the nine months ended September 30, 2008, net cash used in investing activities was $245.2 million. The net cash used in investing activities is due primarily to $323.2 million in purchases of available for sale securities, $178.4 million in cash paid for property, plant and equipment and $13.7 million in payments for acquisition of spectrum licenses. These uses of cash are partially offset by $266.5 million in sales of available for sale securities and $2.8 million in restricted cash returns.
     During the nine months ended September 30, 2007, net cash used in investing activities was $87.5 million. The net cash used in investing activities is due primarily to 1.1 billion in purchases of available for sale securities, $279.2 million in cash paid for property, plant and equipment, $212.4 million in payments for acquisition of spectrum licenses, $7.1 million in business acquisitions, net of cash acquired, $5.3 million investment in equity investees and a $3.3 million increase to restricted cash. These uses of cash are partially offset by $1.5 billion in sales of available for sale securities and an $85.7 million return of restricted investments.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Financing Activities
     Net cash used in financing activities was $18.2 million for the nine months ended September 30, 2008. This is primarily due to $19.4 million in principal debt payments, partially offset by $1.2 million from the issuance of common stock.
     Net cash provided by financing activities was $763.0 million for the nine months ended September 30, 2007. This was primarily due to the issuance of a $1.0 billion senior term loan facility in the third quarter of 2007, net cash proceeds of $556.0 million from our IPO in the first quarter of 2007, a contribution of $15 million in the first quarter of 2007 from a minority interest partner and $4.6 million from the issuance of common stock. These increases were partially offset by principal payments on debt of $745.7 million and $67.0 million in financing fees associated with the third quarter 2007 issuance of our $1.0 billion senior term loan facility.
Liquidity and Capital Resource Requirements
     We are currently focused on closing the Transactions, which would provide substantial additional liquidity. On the consummation of the Transactions under the Transaction Agreement, including the Merger and the Contribution, the Investors will invest an aggregate of $3.2 billion of cash proceeds into NewCo Corporation or NewCo LLC, as applicable. We expect the cash proceeds from this investment to be primarily used by NewCo Corporation and NewCo LLC to build a mobile WiMAX network in the United States and for general corporate purposes. We currently expect the Transactions, which remain subject to various closing conditions, to close during the fourth quarter of 2008.
     We may seek additional financing whether we consummate the Transactions or not. Any additional debt financing would increase our future financial commitments, while any additional equity financing would be dilutive to our stockholders. This additional financing may not be available to us on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including market conditions, our future creditworthiness and restrictions contained in existing or future debt agreements. The terms of the Transaction Agreement limit the amount of additional debt we may incur and the amount and price of additional equity we may issue prior to the closing of the Transactions without the approval of Sprint and the Investors.
     As of September 30, 2008, we believe that we held sufficient cash, cash equivalents and marketable securities to cause our estimated liquidity needs to be satisfied for at least 12 months. However, while we regularly evaluate our plans and strategy, and these evaluations often result in changes to our cash requirements, some of which may be material and may significantly increase or decrease our cash requirements, we believe that we will have to materially revise our current plans and strategy if the Transactions do not close or close later than expected or we fail to obtain additional financing, if the Transactions do not close. These revisions to our plans and strategy may include, among other things, material changes in the extent and timing of our network deployment, the number of our employees, the introduction of new features or services, our investments in capital and network infrastructure, acquisitions of spectrum or any combination of foregoing.
     In addition, recent distress in the financial markets has resulted in extreme volatility in security prices, diminished liquidity and credit availability and declining valuations of certain investments. Other than the impairment of our auction rate securities, we have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position or liquidity during the first nine months of 2008. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could adversely affect our cash flows through increased interest costs or our ability to obtain additional external financing. The effects of these changes could also require us to make material changes to our current plans and strategy.
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
     FSP No. 142-3— In April 2008, the FASB issued Financial Accounting Standards Board Staff Position (“FSP”) No.142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations (“SFAS No. 141”), and other US generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently assessing whether the adoption of FSP No. 142-3 will have a material impact on our financial statements.
     FSP No. SFAS No. 133-1 and FIN 45-4— In September 2008, the FASB issued FSP No. FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees (“FSP No. 133-1 and FIN 45-4”). FSP No. 133-1 and FIN 45-4 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as well as FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FSP No. 133-1 and FIN 45-4 require additional disclosures by sellers of credit derivatives, as well as the current status of the payment/performance risk of a guarantee. In addition, it clarifies the Board’s intent about the effective date of SFAS No. 161, Disclosures about Derivative Instruments and hedging Activities (“SFAS No. 161”). FSP No. SFAS 133-1 and FIN 45-4 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
assessing whether the adoption of FSP No. SFAS No. 133-1 and FIN 45-4 will have a material impact on our financial statements.
     FSP No. SFAS No. 157-3— In October 2008, the FASB issued FSP No. FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We considered FSP No. 157-3 during the preparation of the accompanying financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.
     Interest Rate Risk
     Our primary interest rate risk is associated with our senior term loan facility. We have a total outstanding balance on our senior term loan facility of $1.24 billion at September 30, 2008. The rate of interest for borrowings under the senior term loan facility is the LIBOR rate plus 6.00% or the alternate base rate plus 5.00%, with interest payable quarterly with respect to alternate base rate loans, and with respect to LIBOR-based loans, interest is payable in arrears at the end of each applicable period, but at least every three months. The weighted average interest rate under this facility was 9.34% at September 30, 2008.
     Interest Rate Hedge Contracts
     When interest rates rise, the fair value of our interest rate hedge contracts decrease and vice-versa, when interest rates fall, the fair value increases. As we are fixed rate payers, an increase of 100 basis points in interest rates results in a change in fair value of the interest rate swaps of $11.0 million, reducing our interest rate hedge liability from $3.0 million to an interest rate hedge asset of $8.0 million. Alternatively, a decrease in interest rates of 100 basis points results in a change in fair value of $11.3 million, increasing our interest rate hedge liability to $14.3 million.
     In addition, we are exposed to certain losses in the event of non-performance by the counterparties under the interest rate hedge contracts. We expect the counterparties, which are major financial institutions to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate swap agreements, the agreements would terminate and we could incur higher interest expense due to the loss of protection afforded by the interest rate agreements and we could be required to pay the counterparty the fair value of the interest rate swap agreement at the time of default.
     Merrill Lynch Capital Services, Inc (“Merrill Lynch”) is a counterparty to one of our interest rate swaps. On September 16, 2008, Bank of America announced that it was acquiring Merrill Lynch. The interest rate swap is in a liability position to Merrill Lynch as of September 30, 2008, therefore Clearwire does not currently have counterparty risk exposure to Merrill Lynch.
     Foreign Currency Exchange Rates
     We are exposed to foreign currency exchange rate risk as it relates to our international operations. We currently do not hedge our currency exchange rate risk and, as such, we are exposed to fluctuations in the value of the U.S. dollar against other currencies. Our international subsidiaries and equity investees generally use the currency of the jurisdiction in which they reside, or local currency, as their functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date and the resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Income and expense accounts are translated at the average monthly exchange rates during the reporting period. The effects of changes in exchange rates between the U.S. Dollar and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) as a component of net loss. We believe that the fluctuation of foreign currency exchange rates did not have a material impact on our financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Investment Risk
     At September 30, 2008, we held available-for-sale short-term and long-term investments with a fair value of $180.2 million and cost of $179.9 million, of which investments with a fair value and cost of $55.3 million were auction rate securities and investments with a fair value of $124.9 million and cost of $124.6 million were government and agency issues, bonds and commercial paper. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary, which we experienced with our auction rate securities during the three and nine months ended September 30, 2008. The estimated fair values of our investments are subject to significant fluctuations due to volatility of the credit markets in general, company-specific circumstances, changes in general economic conditions and use of management judgment when observable market prices and parameters are not fully available.
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
     Our investments in auction rate securities represent interests in collateralized debt obligations supported by preferred equity securities of insurance companies and financial institutions with a stated final maturity date of 2033 and 2034. The total fair value and cost of our security interests in collaterlized debt obligations as of September 30, 2008 was $18.2 million. We also own auction rate securities that are asset backed capital commitment securities supported by high grade, short-term commercial paper and a put option from a monoline insurance company and these securities are perpetual and do not have a final stated maturity. The total fair value and cost of our asset backed capital commitment securities as of September 30, 2008 was $37.1 million. These CDO securities were rated AAA/Aaa or AA/Aa by Standard & Poors and the equivalent at Moody’s rating services at the time of purchase and their ratings have not changed as of September 30, 2008. With regards to the asset backed capital commitment securities, Standard & Poors and Moody’s downgraded these securities in June 2008 from AA/Aa to A1/A3, respectively.
     In addition to the above mentioned securities, we held one commercial paper security issued by a structured investment vehicle that defaulted in January 2008 and was placed into receivership. During the three and nine months ended September 30, 2008, we recognized a realized gain of $0.1 million and an other-than-temporary impairmentless of $1.6 million, respectively, related to this commercial paper security. During the third quarter, we received $4.3 million from the trustee of the receivership in exchange for our investment.
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
   We currently have variable rate debt tied to 3-month LIBOR in excess of the $600 million notional amount of interest rate contracts outstanding and we expect this condition to persist throughout the term of the contracts. An increase in the 3-month LIBOR rate results in higher interest expense. We entered into the interest rate swap agreements to hedge the uncertain cash flows associated with the variable rate funding. In accordance with SFAS No. 133, we designated the interest rate swap agreements as cash flow hedges. Net settlements made to counterparties under interest rate hedge contracts was $1.4 million and $2.2 million during the three and nine months ended September 30, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     The following table sets forth information regarding our interest rate hedge contracts as of September 30, 2008 (in thousands):

Type of	Notional		Receive	Pay	Fair market
Hedge	Amount	Maturity Date	Index Rate	Fixed rate	Value
Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	($1,456)
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	($1,586)
     In addition, we are exposed to certain losses in the event of non-performance by the counterparties under the interest rate hedge contracts. We expect the counterparties, which are major financial institutions to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate hedge contracts, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the interest rate swap contracts.
Item 4. Controls and Procedures
     Based on their evaluation as of September 30, 2008, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and were also effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
     On May 7, 2008, Sprint filed an action in the Delaware Court of Chancery against iPCS, Inc. and its wholly-owned subsidiaries, iPCS Wireless, Inc., which we refer to as iPCS Wireless, Horizon Personal Communications, Inc., which we refer to as Horizon, and Bright Personal Communications Services, LLC, which we refer to as BPCS. Sprint is seeking a declaratory judgment that, among other things, the Transactions do not violate the exclusivity provisions of iPCS Wireless’, Horizon’s and BPCS’s agreements with various Sprint subsidiaries known collectively as Sprint PCS. The exclusivity provisions in these agreements place certain restrictions on the ability of Sprint to own, operate, build or manage specified wireless mobility communication networks or to sell certain types of wireless services within specified geographic areas where iPCS Wireless, Horizon and BPCS operate.
     On May 12, 2008, iPCS Wireless, Horizon and BPCS filed a lawsuit in the Illinois Circuit Court, Cook County, alleging that the Transactions would violate the exclusivity provisions of their agreements. The lawsuit seeks, among other things, to enjoin Sprint, Clearwire and the Investors from consummating the Transactions and from engaging in certain competitive business conduct in the respective service areas of iPCS Wireless, Horizon and BPCS.
     On May 15, 2008, iPCS, Inc., iPCS Wireless, Horizon and BPCS filed a motion to dismiss or stay the Delaware action asserting that Sprint has no contractual relationship with iPCS, Inc., that the Delaware court lacks personal jurisdiction with respect to Horizon and BPCS, and that Illinois is the proper venue for deciding the action. Similarly, on June 2, 2008, Sprint filed a motion to dismiss or stay the Illinois lawsuit on the grounds that it is duplicative of the pending Delaware action.
     On July 14, 2008, the Delaware court issued an opinion finding that it lacks personal jurisdiction over Horizon and BPCS and dismissing Sprint’s claims against those parties. The Delaware court denied iPCS Inc.’s motion to dismiss the claims against it, and denied the defendants’ motion to dismiss or stay the Delaware action in favor of the Illinois proceeding. Subsequently, iPCS, Inc. and iPCS Wireless filed a second motion to dismiss in the Delaware Chancery Court, asserting that the Chancery Court lacks subject matter jurisdiction and that the case should be transferred to the Delaware Superior Court. The motion to dismiss is still pending.
     On September 15, 2008, the Illinois Circuit Court denied Sprint’s motion to dismiss or stay the Illinois action. On September 16, 2008, iPCS, Inc. and iPCS Wireless filed a renewed motion to stay the Delaware action in light of the Illinois Circuit Court’s September 15, 2008 decision. The Delaware Court held a hearing on the renewed motion to stay on October 1, 2008. On October 8, 2008, the Delaware Court granted the renewed motion to stay in favor of the Illinois action. The trial for the Illinois action was scheduled to begin on December 2, 2008.
     On November 3, 2008, iPCS, Inc. filed a motion for a preliminary injunction with the Illinois Circuit Court, requesting that the closing of the Transactions be enjoined pending the resolution of their lawsuit against Sprint. On November 5, 2008 we filed a motion to intervene with the Illinois Circuit Court, in order to argue against the preliminary injunction; the motion to intervene was granted. The motion for the preliminary injunction is pending a hearing.

CLEARWIRE CORPORATION AND SUBSIDIARIES
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
     On May 7, 2008, we announced that we had entered into a definitive agreement (the “Transaction Agreement”) with Sprint Nextel Corporation (“Sprint”) to combine our wireless broadband business to form a new wireless communications company. In connection with the combination, Intel Corporation, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks (collectively, the “Investors’) have collectively agreed to invest $3.2 billion in the new company. These transactions (the “Transactions”) are subject to several closing conditions, including the approval and adoption of the Transaction Agreement by Clearwire’s stockholders, the effectiveness of a registration statement relating to the registration of NewCo Corporation Class A Common Stock to be issued in the Merger, the maintenance by Clearwire and contribution by Sprint of a minimum number of MHz-POPs from their individual and combined spectrum holdings, the absence of any action taken or any applicable law proposed or enacted by any governmental authority that would reasonably be expected to result in the imposition of a “Burdensome Condition” (as such term is defined in the Transaction Agreement) on Clearwire post-closing, the receipt of the consent of the Federal Communications Commission (the “FCC”) to certain of the Transactions (which was received on November 4, 2008) without the imposition of a Burdensome Condition on any party to the Transaction Agreement, the receipt by Clearwire of required tax opinions, contribution by the Investors of at least $3.1 billion, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) (which expired on July 11, 2008), the consent of the lenders under our senior term loan facility to the Transactions or the refinancing of the senior term loan facility and other customary closing conditions. If we obtain the consent of the lenders or refinance the senior term loan facility, such action is likely to result in significant additional fees being paid to the lenders or in changes to the terms of the credit agreement, including potential increases in the interest rate payable on the loans. A refinancing of the senior term loan facility would require us to prepay the existing loans, which the credit agreement permits at a price equal to 101% of face value. If any of the above conditions are not satisfied the Transactions might not be completed. The closing conditions requiring that (i) Clearwire’s stockholders approve and adopt the Transaction Agreement, (ii) that FCC consent has been obtained and (iii) that the expiration or termination of applicable waiting periods under the HSR Act has occurred, may not be waived by the parties to the Transaction Agreement and each must be satisfied for the Transactions to be completed. In connection with the Transactions, Eagle River Holdings, LLC together with certain of its affiliates, has entered into a voting agreement with Clearwire, Sprint and the Investors pursuant to which it is required to vote the shares of Clearwire’s capital stock that it holds representing not less than 40% of the outstanding voting power of Clearwire in favor of the approval and adoption of the Transaction Agreement and the Transactions, subject to certain conditions. In addition, Intel has entered into a voting agreement with Clearwire, Sprint and the Investors pursuant to which it is required to vote its shares of Clearwire common stock in connection with the Transaction Agreement and the Transactions in the same proportion as the non-affiliated stockholders vote, if a majority of such non-affiliated stockholders vote in favor of the Transactions, subject to certain conditions.

CLEARWIRE CORPORATION AND SUBSIDIARIES
     If Clearwire’s stockholders do not approve and adopt the Transaction Agreement or if the Transactions are not completed for any other reason, Clearwire would be subject to a number of risks, including the following:
•	Clearwire would not realize the anticipated benefits of the proposed Transactions, including any anticipated synergies from combining Clearwire and the Sprint WiMAX Business;

•	Clearwire will be required to pay certain costs relating to the Transactions, such as legal, accounting, financial advisor and printing fees, whether or not the Transactions are completed;

•	Clearwire may be required to pay a termination fee of $60 million if the Transaction Agreement is terminated due to an adverse change in our Board’s recommendation to our stockholders to approve the Transactions in order to allow us to proceed with an alternative acquisition, as a result of our failure to close the Transactions within 12 months of the date of the Transaction Agreement if an alternative acquisition proposal is made prior to our stockholders’ meeting to vote on the Transactions and we enter into an alternative acquisition within 12 months following the termination or solely due to our material breach of a covenant in the Transaction Agreement;

•	the trading price of Clearwire Common Stock may decline to the extent that the current market prices reflect a market assumption that the Transactions will be completed;

•	Clearwire would continue to be exposed to the general competitive pressures and risks discussed in our previous Annual Report on Form 10-K, which pressures and risks may be increased if the Transactions are not completed;

•	matters relating to the Transactions (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and

•	Clearwire may not be able to obtain necessary funding on acceptable terms or at all, which could significantly impact our ability to build out our network or launch new markets and may jeopardize our ability to continue to operate or require us to significantly curtail our operations.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
failure of management to realize other opportunities that could be beneficial to us. If our senior management is not able to effectively manage the process leading up to and immediately following the Transactions, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.
     In addition, the Transaction Agreement restricts us, without the consent of Sprint and 75% in interest of the Investors (based on the amount to be invested by the Investors at the Closing), from making certain acquisitions and taking other specified actions until the Transactions occur or the Transaction Agreement is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to their businesses before completion of the Transactions or termination of the Transaction Agreement.
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
None.
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

CLEARWIRE CORPORATION
Date: November 10, 2008	/s/ JOHN A. BUTLER
John A. Butler
Chief Financial Officer